Form 10-Q
period 1996-06-30
MEGATECH CORP
filed 1996-08-01
CIK 64708

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    June 30, 1996         Commission File Number         0-9643
- ----------------------------------         -------------------------------------


                              MEGATECH CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Massachusetts                               04-2461059
- -------------------------------------    ---------------------------------------
   (State or other jurisdiction of                   (IRS. Employer
   incorporation of organization)                  Identification No.)


    555 WOBURN Street, TEWKSBURY, MA                       01876
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)


    Registrant's telephone number, including area code:      (508) 937-9600
- --------------------------------------------------------------------------------


                                       N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [X]      NO  [ ]



The number of shares of the registrant's common stock outstanding as of June 30, 1996 was 3,785,208.




                              MEGATECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   JUNE 30      DECEMBER 31
                                                     1996          1995
                                                 (UNAUDITED)      AUDITED
                                                 -----------    -----------

ASSETS
Current assets:

  Cash and cash equivalents                       $ 96,298      $   55,578

  Accounts receivable - net:                       274,368         531,429

    Other receivable                                 6,175           2,967

  Prepaid expenses                                  14,225           5,539

  Inventories at lower of cost (first-in
   first-out) or market                            308,868         327,336
                                                  ------------------------

      Total current assets                         699,934         922,849
                                                  ------------------------

Property, plant and equipment, at cost net
 of accumulated depreciation of $344,646.94        107,488         118,531
 in 1996 and $328,336 in 1995.

Security deposits                                    7,666           7,666
                                                  ------------------------
      Total Assets                                $815,089      $1,049,046
                                                  ========================


*   See accompanying notes to consolidated financial statements.



                              MEGATECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              JUNE 30      DECEMBER 31
                                                               1996           1995
                                                            (UNAUDITED)      AUDITED
                                                            -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Current portion of long-term debt                         $         0    $    37,000
  Current portion of lease payable                                1,632          2,976
  Trade Accounts Payable                                        165,738        239,589
  Accrued expenses                                               32,398         36,734
                                                            --------------------------
      Total current liabilities                                 199,768        316,299
                                                            --------------------------

Equipment lease, net of current portion                           1,230          1,230
                                                            --------------------------
      Total liabilities                                     $   200,998    $   317,529
                                                            --------------------------

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized; 3,785,208 &
   3,762,258 shares issued and outstanding,
   respectively                                                  54,115         53,800
  Additional paid-in capital                                  4,013,819      4,010,833
  Deficit                                                    (3,453,843)    (3,333,116)
                                                            --------------------------
      Total stockholders' equity                                614,090        731,517
                                                            --------------------------

      Total Liabilities and Stockholders' Equity            $   815,089    $ 1,049,046
                                                            ==========================


*   See accompanying notes to consolidated financial statements.



                              MEGATECH CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                               SIX MONTHS ENDED JUNE 30,     QUARTER ENDED JUNE 30,
                                                  1996           1995           1996           1995
                                               -----------    -----------    -----------    -----------

Sales                                          $   899,053    $ 1,513,459    $   138,376    $   342,270

Cost of goods sold                                 585,076        853,217         85,624        174,551
                                               --------------------------------------------------------
      Gross profit                                 313,977        660,241         52,752        167,720

Operating expenses:
Selling, general and administrative expenses       425,964        614,533         66,070        107,596
Research and development                             8,241         36,257          1,015          5,544
                                               --------------------------------------------------------

      Profit (loss) from operations               (120,229)         9,452        (14,333)        54,580

Other income and (expense):
  Interest                                             630          2,217             86            209
  Other                                                  0          8,123              0            358
  Legal                                                  0         (2,003)             0            150
                                               --------------------------------------------------------
Total other income and (expense)                      (630)        (8,336)           (86)          (716)

Net profit (loss)                              ($  120,858)   $     1,116    ($   14,419)   $    53,864
                                               ========================================================

Net profit (loss) per share                    ($    0.032)   $     0.000    ($    0.004)   $     0.015
                                               ========================================================

Weighted average number of shares
 outstanding                                     3,785,208      3,671,258      3,785,208      3,671,258
                                               ========================================================



                              MEGATECH CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30,
                                                               1996         1995
                                                             ---------    ---------

Cash flows from operating activities:

Net profit (loss)                                            ($120,858)   $   1,116


Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                 16,311       10,295

Changes in operating assets and liabilities:

  Accounts receivable, trade                                   257,191      (75,805)
  Accounts receivable, other                                    (3,066)      (1,086)
  Prepaid expenses                                              (8,829)     (12,614)
  Inventories                                                   18,468      158,149
  Notes payable - current                                      (38,344)     (11,105)
  Accounts payable                                             (73,851)     (92,084)
  Accrued expenses                                              (4,335)     (86,308)
  Security deposit - Rent Building                                   0       (2,033)
                                                             ----------------------
Net cash provided (used) by operating activities                42,688     (111,476)


Cash flows from investing activities:

  Purchases of property and equipment                           (5,268)     (74,882)

Cash flows from financing activities:

  Payments on capital lease obligations                              0       (1,317)
  Principal payments on long-term debt                               0       (1,959)
  Proceeds from issuance of common stock                           315        1,330
  Additional paid in capital                                     2,985       72,521
                                                             ----------------------

Net cash used by financing activities                            3,300       70,575

Net increase (decrease) in cash and cash                        40,720     (115,784)
 equivalents

Cash & cash equivalents, beginning of period                    55,578      189,051
                                                             ----------------------
Cash & cash equivalents, end of period                       $  96,298    $  73,267
                                                             ======================



                              MEGATECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


1.        BASIS OF PRESENTATION:
          ----------------------------------------------------------------------
          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete Financial Statements.

          In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made. The results of operation for the three months ended June 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ended June 30, 1996. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report.


2.        INVENTORIES:
          ----------------------------------------------------------------------
          Inventories consist of the following:

                                                            JUNE 30        DECEMBER 31
                                                             1996             1995
                                                            -------        -----------


                  Raw materials                             177,180        226,359
                  Work in process                            32,968              0
                  Finished goods                            108,720        110,977
                                                            ----------------------
                                                            318,868        337,336

                  Less reserve for obsolescence              10,000         10,000
                                                            ----------------------
                                                            308,868        327,336
                                                            ======================



                              MEGATECH CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1996



          RESULTS OF OPERATIONS:
          ----------------------------------------------------------------------


          SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH
          SIX MONTHS ENDED JUNE 30, 1995

            Consolidated net sales for the six months ended June 30, 1996 decreased from the corresponding period of 1995 by $.6 million or 40% to $.9 million. This decrease was primarily due to decreases in overall sales, specifically from Mexico, due to their economic downturn.

            Gross profit for the six months ended June 30, 1996 decreased from the corresponding period of 1995 by $.35 million. As a percentage of total sales, gross profit was 35% in the six months ended June 30, 1996 as compared to 44% in the corresponding period of 1995. The decrease is due to a combination of product mix, where 14% of sales for 1996 were resale items at lower gross profit margins, larger overhead expenses due to the larger facility, and price increases from our vendors due to inflation. This type of product mix may continue in the future, as more resale products are being introduced through our product line to compliment the existing trainers. Offsetting this change in product mix, the company is attempting to lower the purchase costs by identifying alternate vendor sources. In addition, the company is analyzing the cost savings of producing in-house some items currently purchased outside. Overall, the company believes it can increase the gross profit margins if these goals are accomplished.

            Selling, General & Administrative expenses for the six months ended June 30, 1996 decreased from the corresponding period of 1995 by $ .2 million or 31% to $.6 million. The decrease is primarily a result of lower sales commissions which were due to the decreased sales.

            Research and Development expenses for the six months ended June 30, 1996 decreased from the corresponding period of 1995 by $.03 million. The decrease is attributable to a reduction in staff and outside engineering services.


          LIQUIDITY AND CAPITAL RESOURCES:
          ----------------------------------------------------------------------


            Working capital for the six months ended June 30, 1996 was $500,166 as compared to $668,047 in working capital at June 30, 1995. The decrease was primarily attributable to lower accounts receivable and cash balances and payments for the current debt.

            The company maintains a secured line of credit in the amount of $200,000. At June 30, 1996, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months. These requirements include the retirement of the currently delinquent notes payable to Diagnostic Products Co. for $15,500 in one lump sum in July 1996 per agreement reached with DPC.


            The firm's backlog as of June 30, 1996 was approximately $437,661 compared to $ 565,645 same period ended in 1995.


3.        MAJOR CUSTOMER INFORMATION:
          ----------------------------------------------------------------------


            For the period ended June 30, 1996, sales to two unrelated sales representatives in Mississippi and Mexico comprised 11% and 26% of total sales, respectively.

            No other single customer accounted for more than 10% of the Company's sales for the same period in 1996.



                           PART II: OTHER INFORMATION


Item 1.  Legal Proceedings:                             Not applicable
- --------------------------------------------

Item 2.  Changes in Securities:                         Not applicable
- --------------------------------------------

Item 3.  Defaults Upon Senior Securities:               Not applicable
- --------------------------------------------

Item 4.  Submission of Matters to a Vote
          of Security Holders:                          Not applicable
- --------------------------------------------

Item 5.  Other Information:                             Not applicable
- --------------------------------------------

Item 6.  Exhibits and Reports in Form 8-K:              Not applicable
- --------------------------------------------



                                   SIGNATURES
- --------------------------------------------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MEGATECH CORPORATION
                                  (Registrant)





June 30, 1996                         /s/ VAHAN V. BASMAJIAN
- ------------------                    ------------------------------------------
Date                                  Vahan V. Basmajian
                                      President, Treasurer