Form 10-Q
period 1996-09-30
MEGATECH CORP
filed 1996-11-05
CIK 64708

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934



  For Quarter Ended    SEPTEMBER 30, 1996      Commission File Number   0-9643
--------------------------------------------------------------------------------


                              MEGATECH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Massachusetts                             04-2461059
--------------------------------------------------------------------------------
    (State or other jurisdiction of                 (IRS. Employer
     incorporation of organization)              Identification No.)


   555 WOBURN Street, TEWKSBURY,  MA                    01876
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:   (508) 937-9600
--------------------------------------------------------------------------------

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES  [X]          NO
--------------------------------------------------------------------------------


The number of shares of the registrant's common stock outstanding as of SEPTEMBER 30, 1996 was 3,784,808.



                              MEGATECH CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30     DECEMBER 31
                                                                      1996            1995
                                                                  (UNAUDITED)        AUDITED
                                                                  ------------     -----------


ASSETS
Current assets:

  Cash and cash equivalents                                        $   68,365       $   55,578

  Accounts receivable - net:                                          397,501          531,429

    Other receivable                                                    4,778            2,967

  Prepaid expenses                                                     20,156            5,539

  Inventories at lower of cost (first-in first-out) or market         346,033          327,336
                                                                   ---------------------------


      Total current assets                                            836,833          922,849
                                                                   ---------------------------

Property, plant and equipment, at cost net of accumulated
 depreciation of $354,192.79 in 1996 and $328,336 in 1995              99,393          118,531

Security deposits                                                       7,666            7,666
                                                                   ---------------------------
      Total Assets                                                 $  943,892       $1,049,046
                                                                   ===========================



<F*>   See accompanying notes to consolidated financial statements.



                              MEGATECH CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30     DECEMBER 31
                                                                      1996            1995
                                                                  (UNAUDITED)        AUDITED
                                                                  ------------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                $        0       $   37,000
  Current portion of lease payable                                        860            2,976
  Trade Accounts Payable                                              234,867          239,589
  Accrued expenses                                                     62,030           36,734
  Accrued State Income Taxes                                             (187)
                                                                   ---------------------------

      Total current liabilities                                       297,570          316,299
                                                                   ---------------------------

Equipment lease, net of current portion                                 1,230            1,230
                                                                   ---------------------------

      Total liabilities                                            $  298,801       $  317,529
                                                                   ---------------------------

Stockholders' equity:
  Common Stock, par value $.0143 per share, 5,000,000 shares authorized; 3,785,208 & 3,762,258 shares issued and
   outstanding, respectively                                           54,115           53,800
  Additional paid-in capital                                        4,013,819        4,010,833
  Deficit                                                          (3,422,842)      (3,333,116)
                                                                   ---------------------------

      Total stockholders' equity                                      645,091          731,517
                                                                   ---------------------------

      Total Liabilities and Stockholders' Equity                   $  943,892       $1,049,046
                                                                   ===========================



<F*>   See accompanying notes to consolidated financial statements.


                              MEGATECH CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                         NINE MONTHS ENDED                   QUARTER ENDED
                                                    ---------------------------       ---------------------------
                                                    SEPT. 1996       SEPT. 1995       SEPT. 1996       SEPT. 1995
                                                    ----------       ----------       ----------       ----------

Sales                                               $1,486,802       $2,106,285       $  587,749       $  592,826

Cost of goods sold                                     891,270        1,209,929          306,194          356,711
                                                    -------------------------------------------------------------

      Gross profit                                     595,532          896,356          281,555          236,115

Operating expenses:
  Selling, general and administrative expenses         665,304          898,732          245,664          284,199
  Research and development                              18,206           51,458            9,965           15,201
                                                    -------------------------------------------------------------

  Profit (loss) from operations                        (87,978)         (53,834)          25,926          (63,285)

Other income and (expense):
  Interest                                              (1,034)          (2,965)            (404)            (749)
  Other                                                      0          (12,762)               0           (4,640)
  Legal                                                   (846)           2,003             (846)               0
                                                    -------------------------------------------------------------
Total other income and (expense)                        (1,879)         (13,724)          (1,250)          (5,389)

Net profit (loss)                                  ($   89,857)     ($   67,558)      $   24,676      ($   68,674)
                                                    =============================================================

Net profit (loss) per share                        ($    0.024)     ($    0.018)      $    0.007      ($    0.019)
                                                    =============================================================

Weighted average number of shares outstanding        3,784,808        3,671,258        3,785,208        3,671,258
                                                    =============================================================



                              MEGATECH CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                        ---------------------------
                                                        SEPT. 1996       SEPT. 1995
                                                        ----------       ----------

Cash flows from operating activities:
  Net profit (loss)                                     $  24,676        $   1,116

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                             9,546           10,295

Changes in operating assets and liabilities:
  Accounts receivable, trade                             (138,505)         (75,805)
  Accounts receivable, other                                1,514           (1,086)
  Prepaid expenses                                         (6,048)         (12,614)
  Inventories                                             (37,165)         158,149
  Notes payable - current                                    (772)         (11,105)
  Accounts payable                                         69,129          (92,084)
  Accrued expenses                                         51,143          (86,308)
  Security deposit - Rent Building                              0           (2,033)
                                                        --------------------------

Net cash provided (used) by operating activities          (26,482)        (111,476)

Cash flows from investing activities:
  Purchases of property and equipment                      (1,451)         (74,882)

Cash flows from financing activities:
  Payments on capital lease obligations                         0           (1,317)
  Principal payments on long-term debt                          0           (1,959)
  Proceeds from issuance of common stock                        0            1,330
  Additional paid in capital                                    0           72,521
                                                        --------------------------

Net cash used by financing activities                           0           70,575

Net increase (decrease) in cash and cash equivalents      (27,932)        (115,784)

Cash & cash equivalents, beginning of period               96,298          189,051
                                                        --------------------------

Cash & cash equivalents, end of period                  $  68,365        $  73,267
                                                        ==========================



                              MEGATECH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


1.   BASIS OF PRESENTATION:
     ----------------------

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

     In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made. The results of operation for the nine months ended September 30, 1996 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1996. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 annual report.


2.   INVENTORIES:
     ------------

     Inventories consist of the following:

                                               SEPT. 30      DEC. 31
                                                 1996         1995
                                               --------      -------

            Raw materials                      142,643       226,359
            Work in process                     74,062             0
            Finished goods                     139,327       110,977
                                               ---------------------
                                               356,033       337,336

            Less reserve for obsolescence       10,000        10,000
                                               ---------------------

                                               346,033       327,336
                                               =====================


                              MEGATECH CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1996


RESULTS OF OPERATIONS:
----------------------


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
 NINE MONTHS ENDED SEPTEMBER 30, 1995

     Consolidated net sales for the nine months ended September 30, 1996 decreased by $.6 million compared to the corresponding period of 1995. This is primarily due to lower overall international sales, specifically from Mexico.

     Gross profit for the nine months ended September 30, 1996 decreased by 3% compared to the corresponding period in 1995. As a percentage of total sales, gross profit was 40% in the nine months ended September 30, 1996 as compared to 43% in the corresponding period of 1995. The decrease is due to product mix, where higher percentage of resale items were sold carrying lower gross profit margins.

     Selling, General & Administrative expenses for the nine months ended September 30, 1996 decreased from the corresponding period of 1995 by $ .27 million or 28%. The decrease is primarily a result of lower sales commissions which were due to the decreased overall sales.

     Research and Development expenses for the nine months ended September 30, 1996 decreased from the corresponding period of 1995 by $.03 million. The decrease is attributable to reduction in research projects.



                              MEGATECH CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                               SEPTEMBER 30, 1996


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     Working capital for the nine months ended September 30, 1996 was $539,263 as compared to $596,642 in working capital at September 30, 1995. The decrease was primarily attributable to lower accounts receivables.

     The company maintains a secured line of credit in the amount of $200,000. At September 30, 1996, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

     The firm's backlog as of September 30, 1996 was approximately $455,981 compared to $ 407,691 for same period ended in 1995.


3.   MAJOR CUSTOMER INFORMATION:
     ---------------------------

     For the period ended September 30, 1996, sales to four unrelated sales representatives in California, Arizona, Mississippi and Mexico comprised 14%, 17%, 12% and 18% of total sales, respectively.

     No other single customer accounted for more than 10% of the Company's sales for the same period in 1996.



                           PART II: OTHER INFORMATION


Item 1. Legal Proceedings:                       Not applicable
--------------------------

Item 2. Changes in Securities:                   Not applicable
------------------------------

Item 3. Defaults Upon Senior Securities:         Not applicable
----------------------------------------

Item 4. Submission of Matters to a
         Vote of Security Holders:               Not applicable
----------------------------------

Item 5. Other Information:                       Not applicable
--------------------------

Item 6. Exhibits and Reports in Form 8-K:        Not applicable
-----------------------------------------


                                   SIGNATURES
                                ----------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MEGATECH CORPORATION
                                  (Registrant)


        SEPTEMBER 30, 1996                  /s/ VAHAN V. BASMAJIAN
----------------------------------          ---------------------------------
               Date                         Vahan V. Basmajian
                                            President, Treasurer