Form 10-K
period 1996-12-31
MEGATECH CORP
filed 1997-03-31
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM                      TO


                           Commission File No. 0-9646


                              MEGATECH CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Massachusetts                                04-2461059
-----------------------------------        -----------------------------------
  (State or other jurisdiction of          (IRS. Employer identification No.)
   incorporation of organization)


  555 Woburn Street, Tewksbury, Massachusetts                  01876
-----------------------------------------------      -------------------------
   (Address of principal executive offices)                  (Zip Code)


      Registrant's telephone number, including area code: (508) 937-9600

       Securities registered pursuant to section 12(b) of the Act: NONE

          Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, Par Value .0143
                         -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                      [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997 was $ 303,105 based on the average of the closing bid and asked Indicate by check mark whether the registrant (1) has filed all reports required to be filed by

The number of shares of par value $.0143 common stock outstanding as of March 10, 1997 was 3,788,808.

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of the stockholders to be held on May 12, 1997 (the "Proxy Statement") are incorporated by reference into Part III.



                                     PART I


Item 1 - Description of Business
--------------------------------

(a)   General Development of Business
      -------------------------------

      Megatech Corporation (Megatech or the Company) was established in 1970 and is engaged in the production and sale of educational training programs and equipment in the energy power and transportation areas sold domestically and internationally to educational institutions and government agencies.

      Megatech manufactures educational training equipment which consist of modular technology workstations which are designed to provide students with hands-on experience working with various technologies such as: automotive, environmental, fiber-optic, microwave, laser, alternate energies, electronic, personal computer kits and multi-media. In conjunction with the educational equipment, Megatech produces over 200 video training programs and student manuals which enable students to follow a self-paced self-guided program to learn the technologies described above.

      The Company competes with a number of major suppliers of school training equipment and several small single product line companies through the uniqueness of its products, and the quality of its training programs. Most of the sales to states, cities, towns and school districts are the results of having submitted sealed bids and having been awarded the sale based on being the lowest bidder, directly or through independent sales rep organizations.

      There were two customers which accounted for 26% of total sales for the year ended December 31, 1996. One international customer accounted for 15% and 28% of total sales for the years ended December 31, 1995 and 1994, respectively. No other customer accounted for more than 10% sales in each of the years ended December 31, 1996, 1995 and 1994.

      Approximately 22%, 25% and 48% of sales during the years ended December 31, 1996, 1995 and 1994, respectively, were from international sales.

      The Company's backlog as of December 31, 1996 and December 31, 1995 was $ 246,416 and $ 339,382, respectively.

      As of December 31, 1996, the Company had 12 full-time and 8 part-time employees, in addition to it's independent domestic and international sales rep organizations.

(b)   Financial Information About Industry Segments
      ---------------------------------------------

      N/A

(c)   Narrative Description of Business
      ---------------------------------

      See (a) above.

(d)   Financial Information About Foreign and Domestic Operations and Exports
      Sales
      -----------------------------------------------------------------------

      The Company presently has no operations in foreign countries.


      Export sales of the Company were as follows:
      --------------------------------------------

                                           Percent of
                   Year       Amount       Total Sales
                   ----     ----------     -----------

                   1996     $  493,491         22%

                   1995     $  696,933         25%

                   1994     $1,933,039         48%

      Most of these sales are made upon receipt of Irrevocable Letters of Credit or prepayments.


Item 2 - Properties
-------------------

      The Company's administrative, sales and marketing, research and development, and manufacturing facility is located in Tewksbury, Massachusetts and consists of approximately 20,000 square feet under a lease with a related party, that will expire in November 1999, and renewable for an additional five years. The current facility will accommodate twice the current production levels. There is ample expansion capability beyond the current capacity for additional square footage for manufacturing.


Item 3 - Legal Proceedings
--------------------------

      None


Item 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

      During the fourth quarter of 1996, No matters was submitted to a vote of the security holders through the solicitation of proxies or otherwise.



                                    PART II


Item 5 - Market for the Registrant's Common Equity and Related Stockholders Matters
---------------------------------------------------------------------------

      The Company's Common Stock is traded in the over-the-counter market, National Association of Security Dealers through the NASD OTC electronic bulletin board under the symbol MGTC. The following table sets forth the periods indicated, the closing high and low Bid Quotations of the Common Stock in the over-the-counter market. These Quotations represent prices between dealers, do not include retail markup, markdowns or commissions and do not necessarily represent actual transactions.

                                                 High       Low
                                                 ----       ----

               1996           1st Quarter        3.25       2.25
                              2nd Quarter        2.75       1.00
                              3rd Quarter        1.00        .25
                              4th Quarter         .25        .02

               1995           1st Quarter        2.50       1.75
                              2nd Quarter        2.00       1.75
                              3rd Quarter        3.25       2.00
                              4th Quarter        3.25       3.25

               1994           1st Quarter         .10        .06
                              2nd Quarter         .50        .06
                              3rd Quarter        1.75        .50
                              4th Quarter        2.50       1.75

      As of December 31, 1996, there were approximately 827 Shareholders based upon the number of record holders as of that date. The Company has paid no cash dividends since it's inception in 1970. At the present time, the Company intends to retain all potential earnings for future growth of the business.


Item 6 - Selected Financial Data
--------------------------------

                                              1996            1995            1994            1993            1992
                                           -----------     -----------     -----------     -----------     -----------

Sales                                      $ 2,216,978     $ 2,824,912     $ 4,050,844     $ 2,648,143     $ 2,286,221
Income (Loss) from operations                  (94,578)        (48,310)        241,076         141,365          73,890
Net Income (Loss)                              (95,633)        (57,504)        203,009         109,379          31,637
Net Income (Loss) per Common share              (0.025)         (0.015)          0.053           0.029           0.008
Weighted average shares outstanding          3,784,566       3,731,425       3,830,875       3,793,058       3,746,058
Total Assets                                 1,052,450       1,049,046       1,222,490         970,286       1,184,138
Long Term Obligations                              -0-           1,230           8,728          75,324          58,597
Stockholders' equity                           660,255         731,517         777,826         494,266         384,887
Cash Dividends Per Share                           -0-             -0-             -0-             -0-             -0-


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation
------------------------------------------------------------------------


      1996 Compared with 1995
      -----------------------

      Sales for 1996 decreased from the corresponding period of 1995 by $ 0.6 million or 22%, to $2.2 million. This decrease was primarily due to a decrease in overall sales volume. Domestic sales in 1996 were $ 1.7 million or 78% of total sales, compared to $ 2.1 million or 75% of total sales in 1995. International sales in 1996 were $0.5 million or 22% of total sales, compared to $ 0.7 million or 25% of total sales in 1995. The Company believes that the decrease in overall sales is due to declining sales in Technology Education and International sales.

      Gross profit for 1996 decreased from the corresponding period of 1995 by $0.3 million, or 25%, to $0.9 million. As a percentage of total sales, gross profit was 41% for 1996 as compared to 43% in 1995. The decrease in gross margins is due to lower overall sales, and higher sales in resale type items, which typically have lower margins to be competitive. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

      Selling and marketing expenses for 1996 decreased from the corresponding period of 1995 by approximately $ 0.2 million or 18% to $ 0.8 million. As a percentage of total sales, selling and marketing expenses increased to 36% for 1996 compared to 34% for 1995. The increase is primarily due to lower overall sales.

      General and administrative expenses for 1996 decreased from the corresponding period of 1995 by $.05 million, or 23% to $0.19 million. As a percentage of total sales, G & A expenses decreased to 8.7% for 1996 compared to 8.8% for 1995. The decrease of G & A expenses are a result of reduction in office staff.

      Research and development expenses for 1996 decreased from the corresponding period of 1995 by $.025 million, or 44% to $.03 million. As a percentage of total sales, R & D expenses decreased to 1.4% for 1996 compared to 2% for 1995. The decrease of R & D expenses are a result of a reduction in staff.

      Loss from operations for 1996 as compared to the same period of 1995 increased by $ .04 million. As a percentage of total sales, operating losses increased to 4.2% for 1996 compared to 1.6% for 1995. The operating losses are a result of the factors indicated above.


      1995 Compared with 1994
      -----------------------

      Sales for 1995 decreased from the corresponding period of 1994 by $1.2 million or 43.4%, to $ 2.8 million. This decrease was primarily due to a decrease in international sales volume.

      International sales in 1995 were $0.7 million or 25% of total sales, compared to $1.9 million or 48% of total sales in 1994. The Company believes that the decrease in international sales is primarily due to poor economic conditions and postponed orders from Mexico.

      Gross profit for 1995 decreased from the corresponding period of 1994 by $0.6 million, or 46%, to $1.2 million. As a percentage of total sales, gross profit was 43% for 1995 as compared to 44% in 1994. The decrease in gross margins is due to the larger overhead connected with the move to the new facility, lost production times incurred during the move and price increases from our vendors due to inflation. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on revenues other than normal inflation increases.

      Selling and marketing expenses for 1995 decreased from the corresponding period of 1994 by $ 0.2 million or 23% to $1 million. As a percentage of total sales, selling and marketing expenses increased from 29% for 1994 to 34% for 1995. The decrease is primarily a result of lower sales commissions which were due to the decreased international sales. The company does not anticipate this decrease in international sales to continue, as more concentrated effort has been dedicated to pursue new markets.

      General and administrative expenses for 1995 decreased from the corresponding period of 1994 by $.02 million, or 6.5% to $0.2 million. As a percentage of total sales, G & A expenses increased from 6.5% for 1994 to 8.8% for 1995. The decrease of G & A expenses are a result of reduction in staff and was offset by an increase in office rent and professional services costs.

      Research and development expenses for 1995 decreased from the corresponding period of 1994 by $.04 million, or 65% to $.06 million. As a percentage of total sales, R & D expenses decreased from 2.3% for 1994 to 2% for 1995. The decrease of R & D expenses are a result of a reduction in R & D staff.

      Operating income (loss) for 1995 as compared to the same period of 1994 decreased by $0.3 million and is a result of the factors indicated above.


      Liquidity and capital resources
      -------------------------------

      Working capital at December 31, 1996 was $556,219 as compared to $606,550 in working capital at December 31, 1995. The decrease was primarily attributable to the net loss for the year ended December 31, 1996.

      The Company maintains a $ 200,000 line-of-credit agreement with a bank, ($500,000 on December 31, 1995). The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%. There were no borrowings outstanding on this line at December 31, 1996 and 1995.

      There is no long term debt or notes payable outstanding at December 31, 1996.

      In 1995, capital expenditures totaled approximately $90,400. No material purchase or capital commitments exist at December 31, 1996.

      The Company believes that cash generated from operations, together with the existing sources of debt financing, will be sufficient to meet foreseeable cash requirements through 1997.


Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

      Financial statements and schedules together with the auditors' reports thereon are referred to Part IV and are attached hereto.


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
------------------------------------------------------------------------


      1.    Disagreements with Accountants on Accounting and Financial
            Disclosure:

            None


      2.    Changes in Registrant's Certifying Accountants
            (As noted on Form 8-K filed January 10, 1997):

            (a) On January 2, 1997, the Registrant appointed the accounting firm of Sullivan Bille, P.C. as independent accountants for the year ended December 31, 1996 to replace Gordon, Harrington & Osborn, P.C., effective with such appointment. Gordon, Harrington & Osborn, P.C. declined to stand for reelection due to the amount of the audit fees for the year ended December 31, 1996. The Registrant's Board of Directors approved the selection of Sullivan Bille, P.C. as new independent accountants upon the recommendation of the Registrant's management. Management has not consulted with Sullivan Bille, P.C. on any accounting, auditing or reporting matter.

            (b) During the two most recent fiscal years and interim period subsequent to December 31, 1995, through January 2, 1997, there have been no disagreements with Gordon, Harrington & Osborn, P.C. on any matter of accounting principles or practices, financial statement or auditing scope or procedure or any reporting events.

            (c) Gordon, Harrington & Osborn, P.C.'s report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty audit scope or accounting principles.

            (d) The registrant has provided Gordon, Harrington & Osborn, P.C. with a copy of this disclosure and has requested that Gordon, Harrington & Osborn, P.C. furnish it with a letter addressed to the SEC stating whether it agreed with the above statements. (A copy of Gordon, Harrington & Osborn, P.C.'s letter to the SEC is filed as Exhibit 16 to the Amended Form 8-K).



                                    PART III


Item 10 - Directors, Executive Officers of the Registrant
---------------------------------------------------------

      The information required with respect to the Directors and the Executive Officers of the Company is incorporated herein by reference to "Executive Officers" in the Proxy Statement and is incorporated herein by reference.


Item 11 - Executive Compensation
--------------------------------

      The information required with respect to executive compensation of the Company is incorporated herein by reference to "Executive Officer Compensation" in the Proxy Statement and is incorporated herein by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      The information required by this item with respect to security ownership and management and certain beneficial owners of the Company is incorporated by reference to the caption "Stock Ownership of Directors, Executive Officers and Principal Stockholders" contained in the Proxy Statement and is incorporated herein by reference.

      The Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company. The Company also knows of no agreements among its shareholders which relate to voting or investment power of its shares of Common Stock.


Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

      The Company has signed an agreement with Cramer Production Company, Inc. (Cramer) of Norwood, Massachusetts, to produce a series of instructional video tapes supporting modular technology programs offered by the Company. An officer/shareholder of Cramer is director of the Company. Cramer is responsible under the agreement for all video production and video cassette reproduction. The videotapes rae exclusively marketed by Company. The Company provides scripts for the modules, technical representatives, program materials and is also responsible for packaging, design and promotion. Purchases from Cramer under this agreement were approximately $ 28,900, $ 51,900 and $70,500 for the years ended December 31, 1996, 1995 and 1994, respectively.

      During the year ended December 31, 1996, sales to a related entity, an officer of the Company, who is also the sales representative for a specific territory, were approximately $ 63,200 and commissions paid to the same entity were approximately $ 15,900. There were no significant transactions during the year ended December 31, 1995 and 1994.

      The Company has entered into a lease agreement for its Tewksbury, Massachusetts facility with Lorig Corporation, which is owned by members of the family of an officer and majority stockholder of the Company. The Company believes the lease agreement is either favorable or comparable to others based on a market value of the facility.



                                    PART IV


Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K
---------------------------------------------------------------------------

                                                                          Page
                                                                          ----

      a)    The following documents are filed as a part of this Report:

         1. Financial Statement:

            Reports of Independent Certified Public Accountants            10

            Balance sheet at December 31, 1996 and 1995                    12

            Statement of operations for the years ended December 31,
            1996, 1995 and 1994                                            13

            Statement of Stockholders' equity for the years ended
            December 31, 1996, 1995 and 1994                               14

            Statement of cash flows for the years ended December 31,
            1996, 1995 and 1994                                            15

            Notes to Financial Statements                                  16


         2. Schedules for the years ended December 31, 1996, 1995 and 1994

            Schedule II - Valuation and Qualifying Accounts                23

            All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated financial statements and notes thereto.


         3. Exhibits:

            The following exhibits are filed herewith:

            27.1 Financial data schedule                                   25


      b)    Reports on Form 8-K:

            None




              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


To the Board of Directors and Stockholders of Megatech Corporation

         We have audited the accompanying balance sheet of Megatech Corporation as of December 31, 1996, and the statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megatech Corporation as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

         Our audit, referred to above, also includes the 1996 financial schedules listed in the Index at Item 14(a)(2). In our opinion, based on our audit, such 1996 financial schedules present fairly the information required to be set forth therein.


                                       /s/  SULLIVAN BILLE, P.C.



Tewksbury, Massachusetts
February 12, 1997



Gordon,---------------------                      Richard Hart Harrington,  CPA
 Harrington                                              Kenneth J. Osborn, CPA
 & Osborn, P.C.                                          Michael P. Rurack, CPA
----------------------------                                 Denise S. Roy, CPA
Certified Public Accountants



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


To the Board of Directors and Stockholders of Megatech Corporation

         We have audited the accompanying balance sheet of Megatech Corporation as of December 31, 1995, and the statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Megatech Corporation as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index at Item 14(a)(2) are presented for the purposes of additional analysis and are to a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                       /s/ GORDON, HARRINGTON & OSBORN, P.C.


North Andover, Massachusetts
February 23, 1996



            30 Massachusetts Avenue, North Andover, MA 01845-3413
                  Tel. (508) 689-0601  *  Fax (508) 794-0077
------------------------------------------------------------------------------
      Affiliated Conference of Practicing Accountants International, Inc.



                              MEGATECH CORPORATION
                   BALANCE SHEET, DECEMBER 31, 1996 AND 1995


                                                                       1996            1995
                                                                    -----------     -----------

                        A S S E T S

CURRENT ASSETS:
  Cash and cash equivalents                                         $    90,770     $    55,578
  Accounts receivable:
  Trade (less allowance for doubtful accounts of $11,580)               407,169         531,429
    Affiliate                                                            50,945
    Other                                                                 2,024           2,967
  Inventories                                                           380,379         327,336
  Prepaid expenses                                                       17,127           5,539
                                                                    ---------------------------
      Total current assets                                              948,414         922,849

PROPERTY AND EQUIPMENT - Net                                             96,370         118,531

OTHER ASSETS                                                              7,666           7,666
                                                                    ---------------------------
      TOTAL                                                         $ 1,052,450     $ 1,049,046
                                                                    ===========================

               L I A B I L I T I E S   A N D
          S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES:
  Note payable                                                                      $    37,000
  Accounts payable:
    Trade                                                           $   309,562         239,589
    Affiliate                                                             8,701
  Accrued commissions                                                    32,622          14,849
  Other accrued liabilities                                              40,058          21,885
  Current obligation under capital lease                                  1,252           2,976
                                                                    ---------------------------
      Total current liabilities                                         392,195         316,299
                                                                    ---------------------------
NON-CURRENT OBLIGATION UNDER CAPITAL LEASE                                                1,230
                                                                    ---------------------------

STOCKHOLDERS' EQUITY:
  Common stock, authorized, 5,000,000 shares of $.0143 par
   value; issued and outstanding, 1996, 3,788,808 shares;
   1995, 3,761,558, shares                                               54,180          53,790
  Additional paid-in capital                                          4,034,824       4,010,843
  Deficit                                                            (3,428,749)     (3,333,116)
                                                                    ---------------------------
      Stockholders' equity - net                                        660,255         731,517
                                                                    ---------------------------

      TOTAL                                                         $ 1,052,450     $ 1,049,046
                                                                    ===========================

See notes to financial statements.



                              MEGATECH CORPORATION
                            STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                              1996            1995            1994
                                                           -----------     -----------     -----------

SALES                                                      $ 2,216,978     $ 2,824,912     $ 4,050,844
COST OF SALES                                                1,299,326       1,608,867       2,271,862
                                                           -------------------------------------------
GROSS PROFIT                                                   917,652       1,216,045       1,778,982
                                                           -------------------------------------------
OPERATING EXPENSES:
  Selling and marketing                                        788,010         957,730       1,177,815
  General and administrative                                   192,746         250,021         266,627
  Research and development                                      31,474          56,604          93,464
                                                           -------------------------------------------
      Total operating expenses                               1,012,230       1,264,355       1,537,906
                                                           -------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                  (94,578)        (48,310)        241,076
                                                           -------------------------------------------
OTHER INCOME (EXPENSE):
  Interest income                                                    6              40           2,055
  Interest expense                                              (1,189)         (4,036)         (6,588)
  Other                                                            128          (5,198)         (2,026)
                                                           -------------------------------------------
      Other expense - net                                       (1,055)         (9,194)         (6,559)
                                                           -------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                (95,633)        (57,504)        234,517
PROVISION FOR INCOME TAXES                                                                      31,508
                                                           -------------------------------------------
NET INCOME (LOSS)                                          $   (95,633)    $   (57,504)    $   203,009
                                                           ===========================================
NET INCOME (LOSS) PER SHARE                                $     (.025)    $     (.015)    $      .053
                                                           ===========================================


See notes to financial statements.



                              MEGATECH CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                        COMMON STOCK         ADDITIONAL
                                    ---------------------      PAID-IN                      STOCKHOLDERS'
                                     SHARES       AMOUNT       CAPITAL        DEFICIT       EQUITY - NET
                                    ---------    --------    -----------    ------------    -------------

BALANCE AT DECEMBER 31, 1993        3,651,358    $ 52,214    $ 3,920,673    $ (3,478,621)     $ 494,266
ISSUANCE OF COMMON STOCK                3,200          46          5,554                          5,600
STOCK OPTIONS EXERCISED                14,000         200         10,300                         10,500
COMPENSATION                                                      64,451                         64,451
NET INCOME FOR THE YEAR                                                          203,009        203,009
                                    -------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994        3,668,558      52,460      4,000,978      (3,275,612)       777,826
STOCK OPTIONS EXERCISED                93,000       1,330          8,070                          9,400
COMPENSATION                                                       7,096                          7,096
STOCK OPTIONS TERMINATED                                          (5,301)                        (5,301)
NET LOSS FOR THE YEAR                                                            (57,504)       (57,504)
                                    -------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995        3,761,558      53,790      4,010,843      (3,333,116)       731,517
ISSUANCE OF COMMON STOCK                5,250          75          5,990                          6,065
STOCK OPTIONS EXERCISED                22,000         315          2,985                          3,300
COMPENSATION                                                      15,363                         15,363
STOCK OPTIONS TERMINATED                                            (357)                          (357)
NET LOSS FOR THE YEAR                                                            (95,633)       (95,633)
                                    -------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996        3,788,808    $ 54,180    $ 4,034,824    $ (3,428,749)     $ 660,255
                                    ===================================================================


See notes to financial statements.



                              MEGATECH CORPORATION
                            STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                    1996          1995          1994
                                                                 ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ (95,633)    $ (57,504)    $ 203,009
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Non-cash charges to net income (loss):
      Depreciation and amortization                                 27,586        25,392        18,379
      Compensation funded by stock options                          15,006         1,795        64,451
      Stock options exercised                                                                    9,100
      Common stock awarded as compensation                           6,065                       5,600
    Increase in other assets                                                      (2,033)
    Decrease (increase) in current assets:
      Accounts receivable                                           74,258       (85,954)     (162,094)
      Inventories                                                  (53,043)      180,757      (103,116)
      Prepaid expenses                                             (11,588)       12,238        (1,852)
    Increase (decrease) in current liabilities:
      Accounts payable                                              78,674       (65,336)      (26,126)
      Accrued liabilities                                           35,946       (36,022)        8,064
                                                                 -------------------------------------
        Net cash provided by (used in) operating activities         77,271       (26,667)       15,415
                                                                 -------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES -
  Additions to property and equipment                               (5,425)      (90,429)      (22,925)
                                                                 -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligation                              (2,954)       (2,142)       (1,541)
  Principal payments on notes payable                              (37,000)      (23,635)      (11,753)
  Proceeds from issuance of common stock                             3,300         9,400         1,400
                                                                 -------------------------------------
        Net cash used in financing activities                      (36,654)      (16,377)      (11,894)
                                                                 -------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                35,192      (133,473)      (19,404)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      55,578       189,051       208,455
                                                                 -------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  90,770     $  55,578     $ 189,051
                                                                 =====================================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                  $   1,189     $   4,036     $   6,588
  Taxes paid                                                           187        20,038        13,962


See notes to financial statements.



                             MEGATECH CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995 AND 1994

                             --------------------

1.    OPERATIONS

      Megatech Corporation is engaged in the production and sale ofeducational training programs in the energy, power and transportation areas which are sold domestically and internationally to educational institutions and government agencies. Inherent in the line of business in which the Company is engaged, is the risk of product line obsolescence due to technological advances. There also exists the risk that certain customers, such as governmental agencies, which are funded by tax revenues, may be subject to budget reductions. The Company grants credit to its customers. Approximately 22%, 25% and 48% of sales during the years ended December 31, 1996, 1995 and 1994, respectively, were from international sales.

      There were two customers which accounted for 26% of sales for the year ended December 31, 1996. One customer accounted for 15% and 28% of sales for the years ended December 31, 1995 and 1994, respectively. No other customers accounted for more than 10% of sales in each of the years ended December 31, 1996, 1995 and 1994.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition
      -------------------

      Revenue from product sales are recognized upon shipment. Revenue for maintenance and service and other revenues are recognized as the services are performed.

      Cash and Cash Equivalents
      -------------------------

      For purposes of reporting cash flows, cash and cash equivalents include cash and all highly liquid investments with original maturities of three months or less.

      Inventories
      -----------

      Inventories are valued at the lower of cost (first-in-first-out method) or market.

      Property and Equipment
      ----------------------

      Property and equipment are recorded at cost. Depreciation and amortization are computed principally on the straight-line method for financial accounting purposes, and accelerated methods for tax purposes, over the estimated useful lives of the assets.

      Leasehold improvements are amortized on the straight-line method over their respective lives or the lease terms, whichever is shorter.

      Costs of maintenance and repairs are charged to expense while costs of significant renewals and betterments are capitalized.

      Income Taxes
      ------------

      Amounts in the financial statements related to income taxes are calculated using the principles of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, prepaid and deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance is used to reduce deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.

3.    INVENTORIES

      Inventories consisted of the following:

                                                         December 31,
                                                    -----------------------
                                                      1996          1995
                                                    ---------     ---------

                Raw Material                        $ 357,045     $ 216,359
                Finished Goods                         23,334       110,977
                                                    -----------------------
                      Total                         $ 380,379     $ 327,336
                                                    =======================


4.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                                  December 31,
                                                            -----------------------
                                                              1996          1995
                                                            ---------     ---------

      Machinery and equipment                               $ 245,052     $ 244,058
      Office equipment                                        110,520       106,089
      Leasehold improvements                                   69,776        69,776
      Automobile                                               26,944        26,944
                                                            -----------------------
            Total                                             452,292       446,867
      Less accumulated depreciation and amortization          355,922       328,336
                                                            -----------------------
      Property and equipment - net                          $  96,370     $ 118,531
                                                            =======================

      The useful lives employed for computing depreciation and amortization on principal classes of property and equipment are as follows:

                   Class Description                    Years
                   -----------------                    -----

                Machinery and equipment                 5 - 7
                Office equipment                        5 - 7
                Leasehold improvements                    10
                Automobile                                 5

5.    LINE-OF-CREDIT

      The Company has a $200,000 ($500,000 at 1995) line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%. There were no borrowings outstanding on this line at December 31, 1996 and 1995.

6.    NOTE PAYABLE

      Note payable of $37,000 at December 31, 1995 consisted of a non-interest bearing note payable to Spectra Investments Ltd, Inc., with an initial instalment of $20,000, due in January 1993, and the balance due in quarterly payments at 5% of sales of certain products through November 1995. Any balance remaining outstanding at November 1995 was due and payable in full on that date. This note was collateralized by the assets purchased from Diagnostics Products, Co. The note was paid in full during the year ended December 31, 1996.

7.    LEASE AGREEMENTS

      The Company leases its office, research and production facility in Tewksbury, Massachusetts from a related party, under a five- year operating lease which expires in November 1999. Under the terms of the lease, the Company is responsible for all operating expenses and maintenance costs. Rent expense under this lease was approximately $95,700, $92,300 and $3,800 for the years ended December 31, 1996,
         1995 and 1994, respectively. The future minimum lease payments due under the lease are as follows:

                     Year Ended
                    December 31,               Amount
                    ------------              ---------

                      1997                    $ 100,417
                      1998                      105,417
                      1999                      100,833
                         Total                $ 306,667

      The Company leased its former office and production facility in Billerica, Massachusetts under an operating lease which expired in April 1995. Rental expense for this operating lease was $22,540 and $84,703, for the years ended December 31, 1995 and 1994, respectively.

      The Company has two capital lease agreements to lease certain office equipment. The Company has recognized the principal value of the leases as fixed assets, in the amount of $8,668, less $6,068 and $4,334 of accumulated depreciation at December 31, 1996 and 1995, respectively. The final lease payments aggregating $1,230 are due in 1997 when the leases expire.

8.    INCOME TAXES

      The provision for income taxes at December 31, 1994 consisted of state income taxes of $31,508.

      The differences between the provision for income taxes and income taxes using the U.S. Federal income tax rate of 34% is as follows:

                                                                   December 31,
                                                            --------------------------
                                                            1996      1995     1994
                                                            -----     ----     ----

      U.S Federal income tax rate                           (34%)     (34%)     34%
      Reduction to statutory rates                          12.29     17.84     (2.10)
      Net operating loss carryforward (deduction)           15.83     10.96    (39.82)
      State income tax - net of federal tax benefit                              8.50
      Compensation- stock options                            3.92      3.04     12.16
      Other                                                  1.96      2.16       .69
                                                             -------------------------
      Effective tax rate                                     0.00%     0.00%    13.43%
                                                             =========================

      The Company has available federal net operating loss carryforwards of approximately $3,006,000 expiring through December 2011 and state operating loss carryforwards of approximately $73,800 expiring through December 2001.

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                               December 31,
                                                                        ---------------------------
                                                                           1996            1995
                                                                        -----------     -----------

      Deferred income tax assets:
        Federal and state net operating loss carryforwards              $ 1,029,200     $ 1,010,670
        Allowance for doubtful accounts, reserves and accruals               47,140          11,548
                                                                        ---------------------------
             Total deferred income tax assets                             1,076,340       1,022,218

      Deferred income tax liabilities - tax over book depreciation           (3,560)         (8,762)
      Valuation allowance for deferred tax assets                        (1,072,780)     (1,013,456)
                                                                        ---------------------------
      Net recognized deferred income tax benefit                        $       -0-     $       -0-
                                                                        ===========================

9.    RELATED PARTY TRANSACTIONS

      The Company has an agreement with Cramer Production Company, Inc.
         (Cramer) of Norwood, Massachusetts to produce a series of instructional video tapes supporting modular technology programs offered by the Company. An officer/shareholder of Cramer is director of the Company. Cramer is responsible under the agreement for all video production and video cassette reproduction. The videotapes are exclusively marketed by the Company. The Company provides scripts for the modules, technical representatives, program materials and is also responsible for packaging, design and promotion. Purchases from Cramer under this agreement, included in cost of sales, were approximately $28,900, $51,900 and $70,500 for the years ended December 31, 1996,
         1995 and 1994, respectively.

      During the year ended December 31, 1996, sales to a related entity were approximately $63,200 and commissions paid to the same entity were approximately $15,900. There were no such transactions during the year ended December 31, 1995 and 1994.

10.   NET INCOME (LOSS) PER SHARE

      Net income (loss) per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period. The weighted average number of shares outstanding is as follows:

                       Year Ended              Number of
                      December 31,              Shares
                      ------------             ---------

                          1996                 3,784,566
                          1995                 3,731,425
                          1994                 3,830,875

11.   STOCK OPTIONS PLANS

      In October 1995, the Financial Accounting Standards Board issued
         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. This statement is effective for the Company's 1996 fiscal year. The Company will continue using the measurement prescribed by APB Option No. 25, and accordingly, this pronouncement will not affect the Company's financial position or results of operations.

      The Company has issued stock options to various directors, officers, employees and others under various stock option plans. Under the terms of the plans, one third of the options become exercisable one year from the date of grant, two thirds two years from the date of grant and all options expire three years from the date of grant.

      The following table summarized stock option activity:

                                                      Stock            Price
                                                     Options         Per Share
                                                     -------       -------------

      Outstanding at December 31, 1993               141,000       $ .75
      Granted                                         57,000         .15 -  2.25
      Expired or cancelled                           (36,000)        .75
      Exercised                                      (14,000)        .75
                                                     ---------------------------

      Outstanding at December 31, 1994               148,000         .15 -  2.25
      Granted                                         42,000        1.00 -  2.75
      Expired or cancelled                           (16,000)        .15 -  2.25
      Exercised                                      (93,000)        .15 -   .75
                                                     ---------------------------

      Outstanding at December 31, 1995                81,000         .15 -  2.75
      Granted                                         27,000           1.00
      Expired or cancelled                           (10,000)           .15
      Exercised                                      (22,000)           .15
                                                     ---------------------------
      Outstanding at December 31, 1996                76,000       $ .15 - $2.75
                                                     ===========================
      Options exercisable at December 31, 1996        14,000       $1.00 - $2.75
                                                     ===========================

12.   RECLASSIFICATION OF AMOUNTS

      Certain amounts in the financial statements for the years ended December
         31, 1995 and 1994 have been reclassified to conform to current year presentation.

                             --------------------


SCHEDULE II

                              MEGATECH CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS


             COLUMN A                     COLUMN B              COLUMN C               COLUMN D      COLUMN E
----------------------------------       ----------     -------------------------     ----------     --------
                                                                ADDITIONS
                                                        -------------------------
                                         BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE
                                         BEGINNING      COSTS AND        OTHER                        AT END
           DESCRIPTION                    OF YEAR        EXPENSES       ACCOUNTS      DEDUCTIONS     OF YEAR
           -----------                   ----------     ----------     ----------     ----------     --------

Year Ended December 31, 1994:
  Reserve for obsolescence                $ 10,000         $-0-           $-0-           $-0-        $ 10,000
  Allowance for doubtful accounts         $ 12,000         $-0-           $-0-           $400        $ 11,600

Year Ended December 31, 1995:
  Reserve for obsolescence                $ 10,000         $-0-           $-0-           $-0-        $ 10,000
  Allowance for doubtful accounts         $ 11,600         $-0-           $-0-           $ 20        $ 11,580

Year Ended December 31, 1996:
  Reserve for obsolescence                $ 10,000         $-0-           $-0-           $-0-        $ 10,000
  Allowance for doubtful accounts         $ 11,580         $-0-           $-0-           $-0-        $ 11,580


                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     MEGATECH CORPORATION
     (Registrant)


By:  /s/ Vahan V. Basmajian
     -----------------------------------------------------
     Vahan V. Basmajian, President, Treasurer and Director


Date:
      ----------------------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By:  /s/ Vahan V. Basmajian
     -----------------------------------------------------
     Vahan V. Basmajian, President, Treasurer and Director


By:  /s/ Ralph E. Hawes
     -----------------------------------------------------
     Ralph E. Hawes, Director


By:  /s/ Dennis A. Humphrey
     -----------------------------------------------------
     Dennis A. Humphrey, Director & Clerk


By:  /s/ Thomas J. Martin
     -----------------------------------------------------
     Thomas J. Martin, Director


Date:
      ----------------------------------