Form 10-Q
period 1997-03-31
MEGATECH CORP
filed 1997-05-06
CIK 64708

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                     OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997       Commission File Number 0-9643
--------------------------------       -----------------------------

                            MEGATECH CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Massachusetts                            04-2461059
    -------------------------------              -------------------
    (State or other jurisdiction of                (IRS. Employer
    incorporation of organization)               Identification No.)

   555 WOBURN Street, TEWKSBURY, MA                     01876
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (508) 937-9600
      ------------------------------------------------------------------

                                     N/A
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  XX                    NO
          ------------------------------------------------------------


      The number of shares of the registrant's common stock outstanding as of April 30, 1997 was 3,788,808.




                            MEGATECH CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31      DECEMBER 31
                                                          1997           1996
                                                       (UNAUDITED)      AUDITED
                                                       -----------    -----------

ASSETS
Current assets:

  Cash and cash equivalents                            $111,883       $   90,770

  Accounts receivable:
    Trade (less allowance for doubtful
     accounts of $11,580)                               324,346          407,169

    Affiliate                                                 0           50,945

    Other receivables                                     2,160            2,024

  Inventories at lower of cost (first-in first-out)     365,031          380,379
   or market

  Prepaid expenses                                       28,981           17,127
                                                       -------------------------
      Total current assets                              832,401          948,414
                                                       -------------------------
Property, plant and equipment, at cost net
 of accumulated depreciation of $335,922                100,461           96,370
 in 1996 & $361,403 in 1997.

Security deposits                                         7,666            7,666
                                                       -------------------------
      Total Assets                                     $940,528       $1,052,450
                                                       =========================


        See accompanying notes to consolidated financial statements.


                            MEGATECH CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31         DECEMBER 31
                                                           1997              1996
                                                        (UNAUDITED)         AUDITED
                                                        -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

    Accounts payable:
      Trade                                                 243,586          309,562
      Affiliate                                                   0            8,701

    Accrued commissions                                                       32,622

    Other accrued liabilities                                34,010           40,058

    Current obligation under capital lease                                     1,252
                                                        ----------------------------

      Total current liabilities                             277,596          392,195
                                                        ----------------------------


  Stockholders' equity:
    Common Stock, authorized, 5,000,000 shares
     of $.0143 par value; issued and outstanding,
     1996, 3,788,808 shares; 1995, 3,761,558, shares         54,180           54,180

    Additional paid-in capital                            4,034,824        4,034,824

    Deficit                                              (3,428,749)      (3,428,749)

    Profit (Loss)                                             2,677
                                                        ----------------------------

      Stockholders' equity - net                            662,932          660,255
                                                        ----------------------------


      Total Liabilities and Stockholders' Equity        $   940,528       $1,052,450
                                                        ============================



        See accompanying notes to consolidated financial statements.




                            MEGATECH CORPORATION
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                     1997               1996
                                                  ----------------------------

Sales                                             $  569,607        $  531,217

Cost of goods sold                                   323,587           366,603
                                                  ----------------------------

      Gross profit                                   246,020           164,614

Operating expenses:
  Selling, general and administrative expenses       241,123           243,453
  Research and development                             3,789             5,698
                                                  ----------------------------

      Total operating expenses                       244,912

      Profit (loss) from operations                    1,108           (84,537)

Other income and (expense):
  Interest                                            (1,692)              337
  Other                                                    0                 0
  Legal                                                  124                 0
                                                  ----------------------------

Total other income and (expense)                       1,568              (337)

Net profit (loss)                                 $    2,676        $  (84,874)
                                                  ============================

Net profit (loss) per share                       $    0.001        $   (0.023)
                                                  ============================

Weighted average number of shares outstanding      3,784,566         3,731,425
                                                  ============================


                            MEGATECH CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                      1997               1996
                                                    ----------------------------

Cash flows from operating activities:

Net profit (loss)                                   $  2,677           $(84,874)


Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation and amortization                        5,481              6,765

Changes in operating assets and liabilities:

  Accounts receivable, trade                         133,769             60,851
  Accounts receivable, other                             (27)            (2,572)
  Prepaid expenses                                   (11,964)           (17,748)
  Inventories                                         15,019             18,440
  Accounts payable                                   (74,348)            (7,220)
  Accrued expenses                                   (23,013)             9,044
                                                    ---------------------------
Net cash provided (used) by operating activities      47,594            (17,314)


Cash flows from investing activities:
  Property, plant and equipment                       (9,572)            (1,646)

Cash flows from financing activities:
  Payments on capital lease obligations               (1,230)              (649)
  Principal payments on long-term debt                     0            (14,897)
  Proceeds from issuance of common stock                   0              3,299
                                                    ---------------------------
Net cash used by financing activities                 (1,230)           (12,247)

Net increase (decrease) in cash and                   37,113            (31,207)
 cash equivalents

Cash & cash equivalents, beginning of period          90,770             55,578
                                                    ---------------------------
Cash & cash equivalents,  end of period             $127,883           $ 24,371
                                                    ===========================



                            MEGATECH CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997


1.  BASIS OF PRESENTATION:

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

      In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. The results of operation for the three months ended March 31, 1997 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1997. It is suggested that the condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 annual report.


2.  INVENTORIES:

      Inventories consist of the following:

                                       MARCH 31    DECEMBER 31
                                         1997         1996
                                       --------    -----------

      Raw materials                    137,780     357,045
      Work in process                   65,093           0
      Finished goods                   172,158      23,334
                                       -------------------
                                       375,031     380,379
      Less reserve for obsolescence     10,000      10,000
                                       -------------------
                                       365,031     370,379
                                       ===================


                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               MARCH 31, 1997



    RESULTS OF OPERATIONS:



               THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH
                      THREE MONTHS ENDED MARCH 31, 1996

      Consolidated net sales for the quarter ended March 31, 1997 increased from the corresponding period of 1996 by $.04 million or 7%. This increase was primarily due to increases in overall sales.


      Gross profit for the quarter ended March 31, 1997 increased from the corresponding period of 1996 by $.08 million. As a percentage of total sales, gross profit was 43% in the quarter ended March 31, 1997 as compared to 31% in the corresponding period of 1996. The increase is due to product mix, where higher percentage of sales for 1997 were items with larger gross profit margins, and also due to lower direct labor costs.


      Selling, General & Administrative expenses for the quarter ended March 31, 1997 decreased slightly from the corresponding period of 1996 by $ .01 million. The decrease is primarily a result of pay cutting measures taken by management for certain salaried personnel.


      Research and Development expenses for the quarter ended March 31, 1997 decreased from the corresponding period of 1996 by $.002 million. The decrease is attributable to a reduction in R & D activities.



                            MEGATECH CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                               MARCH 31, 1997



    LIQUIDITY AND CAPITAL RESOURCES:


      Working capital for the quarter ended March 31, 1997 was $554,805 as compared to $530,094 in working capital at December 31, 1996. The increase was primarily attributable to cash balnces and reduced accounts payables.


      The company maintains a $ 200,000 line of credit with a bank. The line is collaterized by a security interest in substantially all assets of the Company. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.


      The firm's backlog as of March 31, 1997 was approximately $247,570 compared to $ 163,700 same period ended in 1996.


3.  MAJOR CUSTOMER INFORMATION:


      For the period ended March 31, 1997, sales to one representative in Mexico comprised 35% of total sales for the quarter.

      No other single customer accounted for more than 10% of the Company's sales for the same period in 1997.


                         PART II: OTHER INFORMATION


Item 1.  Legal Proceedings:                      Not applicable
___________________________


Item 2.  Changes in Securities:                  Not applicable
_______________________________

Item 3.  Defaults Upon Senior Securities:        Not applicable
_________________________________________

Item 4.  Submission of Matters to a
          Vote of Security Holders:              Not applicable
___________________________________

Item 5.  Other Information:                      Not applicable
___________________________

Item 6.  Exhibits and Reports in Form 8-K:       Not applicable
__________________________________________



                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       MEGATECH CORPORATION
                                       (Registrant)




April 30, 1997                         /s/ Vahan V. Basmajian
--------------                         ----------------------
    Date                                   Vahan V. Basmajian
                                           President, Treasurer