Form 10-Q
period 1997-06-30
MEGATECH CORP
filed 1997-08-12
CIK 64708

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                      OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    June 30, 1997         Commission File Number 0-9643
------------------------------------------------------------------------

                            MEGATECH CORPORATION
------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Massachusetts                             04-2461059
------------------------------------------------------------------------
    (State or other jurisdiction of                 (IRS. Employer
     incorporation of organization)               Identification No.)

   555 WOBURN Street, TEWKSBURY,  MA                     01876
------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (508) 937-9600
------------------------------------------------------------------------

                                     N/A
------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  X                    NO ___
------------------------------------------------------------------------

The number of shares of the registrant's common stock outstanding as of June 30, 1997 was 3,788,808.


                            MEGATECH CORPORATION
                                BALANCE SHEET

                                                JUNE 30        DECEMBER 31
                                                1997           1996
                                                (UNAUDITED)    AUDITED
--------------------------------------------------------------------------
ASSETS
Current assets:

  Cash and cash equivalents                     $   92,140     $   90,770

  Accounts receivable :
    Trade (less allowance for doubtful
     accounts of $13,047)                          258,043        407,169

    Affiliate                                            0         50,945

    Other receivables                                9,365          2,024

  Inventories at lower of cost (first-in
   first-out) or market                            373,832        380,379

  Prepaid expenses                                   6,342         17,127
-------------------------------------------------------------------------

      Total current assets                         739,722        948,414
-------------------------------------------------------------------------
Property, plant and equipment, at cost
 (net of accumulated depreciation
 of $366,884)                                       95,768         96,370

Security deposits                                    7,666          7,666
-------------------------------------------------------------------------
      Total Assets                              $  843,156     $1,052,450
=========================================================================


                            MEGATECH CORPORATION
                                BALANCE SHEET

                                                JUNE 30        DECEMBER 31
                                                1997           1996
                                                (UNAUDITED)    AUDITED
--------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable
    Trade                                          179,662        309,562
    Affiliate                                            0          8,701

  Accrued commissions                                6,999         32,622

  Other accrued liabilities                         28,749         40,058

  Current obligation under capital lease                 0          1,252
-------------------------------------------------------------------------
      Total current liabilities                    215,410        392,195
-------------------------------------------------------------------------

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized;
   3,785,208 & 3,762,258 shares issued and
   outstanding                                      54,180         54,180

  Additional paid-in capital                     4,034,824      4,034,824

  Deficit                                       (3,461,258)    (3,428,749)
-------------------------------------------------------------------------
      Total stockholders' equity                   627,746        660,255
-------------------------------------------------------------------------

            Total Liabilities and
             Stockholders' Equity               $  843,156     $1,052,450
=========================================================================

                            MEGATECH CORPORATION
                           STATEMENT OF OPERATIONS

                                               SIX MONTHS ENDED JUNE 30,
                                               1997           1996
                                               (UNAUDITED)    (UNAUDITED)
-------------------------------------------------------------------------
Sales                                          $1,092,071     $  899,053

Cost of goods sold                                620,893        585,076
------------------------------------------------------------------------

      Gross profit                                471,178        313,977

Operating expenses:
Selling, general and administrative expenses      498,227        425,964
Research and development                            7,117          8,241
------------------------------------------------------------------------

      Profit (loss) from operations               (34,166)      (120,229)

Other income and (expense):
  Interest                                          1,706           (630)
  Other                                                75              0
  Legal                                              (124)             0
------------------------------------------------------------------------
Total other income and (expense)                    1,657           (630)

Net profit (loss)                             ($   32,509)   ($  120,858)
========================================================================

Net profit (loss) per share                   ($    0.009)   ($    0.032)
========================================================================

Weighted average number of shares
 outstanding                                    3,784,566      3,785,208
========================================================================

                            MEGATECH CORPORATION
                           STATEMENT OF CASH FLOWS

                                               SIX MONTHS ENDED JUNE 30,
                                               1997           1996
                                               (UNAUDITED)    (UNAUDITED)
-------------------------------------------------------------------------
Cash flows from operating activities:

Net profit (loss)                              ($ 32,509)     ($120,858)

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation and amortization                   10,962         16,311

Changes in operating assets and liabilities:

  Accounts receivable, trade                     200,072        257,191
  Accounts receivable, other                      (2,619)        (3,066)
  Prepaid expenses                                 6,062         (8,829)
  Inventories                                      6,218         18,468
  Notes payable                                      (22)       (38,344)
  Accounts payable                              (138,272)       (73,851)
  Accrued expenses                               (20,932)        (4,335)
  Security deposit                                     0              0
-----------------------------------------------------------------------
Net cash provided (used) by operating
 activities                                       28,960         42,688

Cash flows from investing activities:

  Purchases of property and equipment            (10,359)        (5,268)

Cash flows from financing activities:

  Payments on capital lease obligations           (1,230)             0
  Proceeds from issuance of common stock               0            315
  Additional paid in capital                           0          2,985
-----------------------------------------------------------------------
Net cash used by financing activities             (1,230)         3,300

Net increase (decrease) in cash and
 cash equivalents                                 17,371         40,720

Cash & cash equivalents, beginning of period      90,770         55,578
-----------------------------------------------------------------------
Cash & cash equivalents,  end of period         $108,141       $ 96,298
=======================================================================

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1997


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

      In the opinion of management,   all adjustments  necessary to present
fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.
The results of operation for the three months ended June 30, 1997 are not necessarily indicative of the operating results that may be expected for the year ended December 31, 1997. It is suggested that the financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 annual report.


2.  INVENTORIES:

      Inventories consist of the following:

                                         JUNE 30      DECEMBER 31
                                         1997         1996
          -------------------------------------------------------

          Raw materials                  150,724      357,045
          Work in process                 78,709            0
          Finished goods                 154,399       23,334
          ---------------------------------------------------
                                         383,832      380,379

          Less reserve for obsolescence   10,000       10,000
          ---------------------------------------------------
                                         373,832      370,379
          ===================================================


3.  MAJOR CUSTOMER INFORMATION:

      For the period ended June 30, 1997, sales to three unrelated sales representatives comprised 9%, 10%, and 25% of total sales, respectively.

      For the period ended June 30, 1996, sales to two unrelated sales representatives comprised 11% and 26%, respectively.


                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996

RESULTS OF OPERATIONS:

      Sales for the six months ended June 30, 1997 increased by $193 thousand or 21% from the corresponding period of 1996 to $1.1 million. This increase was primarily due to an increase in overall sales, specifically in the automotive area.

      Gross profit for the six months ended June 30, 1997 increased from the corresponding period of 1996 by $157 thousand. As a percentage of total sales, gross profit was 43% in the six months ended June 30, 1997 as compared to 35% in the corresponding period of 1996. The increase was primarily due to lower direct labor and overhead costs relative to the operations.

      Selling, General & Administrative expenses for the six months ended June 30, 1997 increased from the corresponding period of 1996 by $79 thousand or 19% to $.5 million. The increase is primarily a result of higher selling and marketing expenses due to increased sales.

      Research and Development expenses for the six months ended June 30, 1997 remained fairly steady compared to the corresponding period of 1996 at $8 thousand and $7 thousand, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

      Working capital for the six months ended June 30, 1997 was $524,312 as compared to $500,166 in working capital at June 30, 1996. The increase was primarily attributable to higher inventory, offset slightly by lower accounts receivable.

      The company maintains a secured line of credit in the amount of $200,000. At June 30, 1997, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

      The firm's backlog as of June 30, 1997 was approximately $313,370 compared to $437,661 for the same period ended in 1996.


                         PART II: OTHER INFORMATION


Item 1. Legal Proceedings:                        Not applicable

Item 2. Changes in Securities:                    Not applicable

Item 3. Defaults Upon Senior Securities:          Not applicable

Item 4. Submission of Matters to a
        Vote of Security Holders:                 Not applicable

Item 5. Other Information:                        Not applicable

Item 6. Exhibits and Reports in Form 8-K:         Not applicable


                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MEGATECH CORPORATION
                                     (Registrant)



June 30, 1997                        /s/ Vahan V. Basmajian
Date                                     Vahan V. Basmajian
                                         President, Treasurer