Form 10-Q
period 1997-09-30
MEGATECH CORP
filed 1997-11-13
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________

      Commission file number     0-9643


                              MEGATECH CORPORATION
             (Exact name of registrant as specified in its charter)


             Massachusetts                            04-2461059
    (State or other jurisdiction of                 (IRS. Employer
    incorporation of organization)                Identification No.)


     555 WOBURN Street, TEWKSBURY,  MA                  01876
  (Address of principal executive offices)           (Zip Code)


                                 (508) 937-9600
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to uch
filing requirements for the past 90 days.      Yes  ____  No  ____

There were 3,791,808 shares of common stock outstanding at September 30, 1997.

                              MEGATECH CORPORATION
                           QUARTERLY REPORT FORM 10-Q
                               September 30, 1997


                                                                            Page
                                                                            ----


PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Balance Sheet - September 30, 1997 and December 31, 1996             3

         Statement of Operations- for the three and nine months ended
         September 30, 1997 and September 30, 1996                            4

         Statement of Cash Flows- for the nine months ended Septemer 30,
         1997 and September 30, 1996                                          5

         Notes to Financial Statements- September 30, 1997                    6


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                7


PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings                                                    9

ITEM 2.  Changes in securities                                                9

ITEM 3.  Defaults Upon Senior Securities                                      9

ITEM 4.  Submission of Matters to a Vote of Security Holders                  9

ITEM 5.  Other Information                                                    9

ITEM 6.  Exhibits and Reports on Form 8-K                                     9

         Signature Page                                                      10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                              MEGATECH CORPORATION
                                 BALANCE SHEET


                                                          SEPT. 30, 1997    DEC. 31, 1996
                                                          --------------    -------------

ASSETS
Current assets:
  Cash and cash equivalents                                $    63,428       $    90,770
  Accounts receivable:
    Trade                                                      226,398           407,169
    Affiliate                                                      355            50,945
    Other                                                       11,978             2,024
  Inventories                                                  407,087           380,379
  Prepaid expenses                                                   0            17,127
                                                           -----------------------------
      Total current assets                                     709,246           948,414
                                                           -----------------------------

  Property, plant and equipment, net                            89,083            96,370
  Other assets                                                   7,666             7,666
                                                           -----------------------------
      Total Assets                                         $   805,995       $ 1,052,450
                                                           =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts Payable:
    Trade                                                      155,997           309,562
    Affiliate                                                    4,254             8,701
  Accrued Expenses                                              37,776            32,622
  Other Liabilities                                              1,693            40,058
  Current obligation under capital lease                             0             1,252
                                                           -----------------------------
      Total current liabilities                                199,720           392,195
                                                           -----------------------------

Stockholders' equity:
  Common Stock, par value $.0143 per share, 5,000,000
   shares authorized; 3,791,808 & 3,788,808 shares
   issued and outstanding, respectively.                        54,180            54,180
  Additional paid-in capital                                 4,034,824         4,034,824
  Deficit                                                   (3,482,729)       (3,428,749)
                                                           -----------------------------
      Total stockholders' equity                               606,275           660,255
                                                           -----------------------------

      Total liabilities and stockholders' equity           $   805,995       $ 1,052,450
                                                           =============================


See notes to financial statements.

                              MEGATECH CORPORATION
                      STATEMENT OF OPERATIONS (UNAUDITED)


                                                   QUARTER ENDED                    NINE MONTHS ENDED
                                         --------------------------------    --------------------------------
                                         SEPT. 30, 1997    SEPT. 30, 1996    SEPT. 30, 1997    SEPT. 30, 1996
                                         --------------    --------------    --------------    --------------

Sales                                      $ 453,431         $ 587,748        $ 1,545,503       $ 1,486,802

Cost of sales                                257,537           306,194            878,431           891,270
                                           ----------------------------------------------------------------
      Gross profit                           195,894           281,554            667,072           595,532
                                           ----------------------------------------------------------------

Operating expenses:
  Selling                                    168,969           195,735            569,620           521,281
  General and administrative                  43,135            49,928            140,711           144,022
  Research and development                     4,528             9,965             11,645            18,206
                                           ----------------------------------------------------------------
      Total operating expenses               216,632           255,628            721,976           683,509
                                           ----------------------------------------------------------------

Net income (loss) from operations            (20,738)           25,926            (54,904)          (87,977)

Other income (expense):
  Interest income                                  0                 3              1,754                 5
  Other expense                                 (733)           (1,253)              (830)           (1,754)
                                           ----------------------------------------------------------------
Other income (expense), net                     (733)           (1,250)               924            (1,749)
                                           ----------------------------------------------------------------
Net income (loss)                          $ (21,471)        $  24,676        $   (53,980)      $   (89,726)
                                           ================================================================

Net income (loss) per share                $   (0.01)        $    0.01        $     (0.01)      $     (0.02)
                                           ================================================================

Weighted average number of common
 shares outstanding                        3,788,808         3,785,208          3,788,808         3,785,208
                                           ================================================================


See notes to financial statements.

                              MEGATECH CORPORATION
                      STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                            --------------------------------
                                                            SEPT. 30, 1997    SEPT. 30, 1996
                                                            --------------    --------------

Cash flows from operating activities:

Net income (loss)                                             $  (53,980)       $  (89,726)

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                    9,366            25,857

Changes in operating assets and liabilities:

  Accounts receivable                                            221,407           132,117
  Prepaid expenses                                                17,127           (14,617)
  Inventories                                                    (26,708)          (18,697)
  Accounts payable                                              (158,012)           (4,722)
  Accrued expenses                                               (33,211)           25,109
                                                              ----------------------------
Net cash provided (used) by operating activities                 (24,011)           55,321

Cash flows from investing activities:

  Purchases of property and equipment                             (2,079)           (6,719)

Cash flows from financing activities:

  Payments on capital lease obligations                           (1,252)           (2,116)
  Proceeds from issuance of common stock                               0             3,301
  Principal payments on notes payable                                  0           (37,000)
                                                              ----------------------------
Net cash used by financing activities                             (1,252)          (35,815)

Net increase (decrease) in cash and cash equivalents             (27,342)           12,787

Cash & cash equivalents, beginning of period                      90,770            55,578
                                                              ----------------------------
Cash & cash equivalents, end of period                        $   63,428        $   68,365
                                                              ============================


See notes to financial statements.

                              MEGATECH CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


1.    BASIS OF PRESENTATION:
      ----------------------

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included. Operating results for interim periods are not necessarily indicative of the operating results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

2.    INVENTORIES:
      ------------

      Inventories consisted of the following:

                                               SEPT. 30, 1997    DEC. 31, 1996
                                               --------------    -------------

            Raw materials                         $ 176,861        $ 367,045
            Work in process                          40,791                0
            Finished goods                          199,435           23,334
                                                  --------------------------
                                                    417,087          390,379
            Less reserve for obsolescence            10,000           10,000
                                                  --------------------------
                                                  $ 407,087        $ 380,379
                                                  ==========================

3.    MAJOR CUSTOMER INFORMATION:
      ---------------------------

      For the period ended September 30, 1997, sales to one unrelated sales representative comprised 20% of total sales.

      For the period ended September 30, 1996, sales to four unrelated sales representatives comprised 14%, 17%, 12%, and 18% of total sales, respectively.

ITEM 2.

                              MEGATECH CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR QUARTER ENDED AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1997 AND 1996


RESULTS OF OPERATIONS:
----------------------


Quarter Ended September 30, 1997 compared to quarter ended September 30, 1996

Sales for the quarter ended September 30, 1997 were $453,431, compared to $587,748 for the same quarter last year. The decrease was primarily due to a decrease in domestic sales in the technology education area.

Gross profit for the quarter ended September 30, 1997 was $195,894 or 43% of sales, compared to $281,554 or 48% of sales, for the same quarter last year. The decrease is the result of lower sales of lower margin products.

Operating expenses for the quarter ended September 30, 1997 were $216,632 or 48% of sales, compared to $255,628 or 43% of sales, for the same quarter last year. The decrease is mainly attributable to lower selling and marketing expenses as a result of lower sales.

The net loss for the quarter ended September 30, 1997 was $21,471 compared to net income of $24,676 for the same quarter last year. The decrease is the result of the items discussed above.


Nine months ended September 30, 1997 compared to nine months ended
 September 30, 1996

Sales for the nine months ended September 30, 1997 were $1,545,503 compared to $1,486,802 for the same period last year. The increase is due to an increase in international sales in the automotive area.

Gross profit for the nine months ended September 30, 1997 was $667,072 or 43% of sales, compared to $595,532 or 40% of sales for the same period last year. The slight increase was due to higher sales of higher margin products.

Operating expenses for the nine months ended September 30, 1997 were $721,976 or 47% of sales, compared with $683,509 or 46% of sales, for the same period last year. The increase is mainly due to higher selling and marketing expenses as a result of increased sales.

The net loss for the nine months ended September 30, 1997 was $53,980 compared to a net loss of $89,726 for the same period last year. The improvement is due to an increase in the gross profit margin.

                              MEGATECH CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                               SEPTEMBER 30, 1997


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------


Working capital for the nine months ended September 30, 1997 was $509,526 compared to $556,219 in working capital at December 31, 1996. The decrease was primarily attributable to the net loss.

The company maintains a secured line of credit in the amount of $200,000. At September 30, 1997, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

The firm's backlog as of September 30, 1997 was approximately $335,412 compared to $455,981 for same period ended in 1996.

                              MEGATECH CORPORATION

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings:                                          None.
--------------------------

Item 2. Changes in Securities:                                      None.
------------------------------

Item 3. Defaults Upon Senior Securities:                            None.
----------------------------------------

Item 4. Submission of Matters to a Vote of Security Holders:        None.
------------------------------------------------------------

Item 5. Other Information:                                          None.
--------------------------

Item 6. Exhibits and Reports on Form 8-K:                           None.
-----------------------------------------

                                   SIGNATURES
                                   ----------


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



         MEGATECH CORPORATION
             (Registrant)



November 11, 1997                          /s/ VAHAN V. BASMAJIAN
-----------------------------------        --------------------------------
Date                                           Vahan V. Basmajian
                                               President, Treasurer