Form 10-K
period 1997-12-31
MEGATECH CORP
filed 1998-03-27
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      (FEE REQUIRED)

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM            TO

                         Commission File No. 0-9646

                            MEGATECH CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Massachusetts                            04-2461059
   -------------------------------       ----------------------------------
   (State or other jurisdiction of       (IRS. Employer identification No.)
    incorporation of organization)

555 Woburn Street, Tewksbury, Massachusetts             01876
-------------------------------------------           ----------
 (Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code:   (978) 937-9600

     Securities registered pursuant to section 12(b) of the Act:   NONE

         Securities registered pursuant to section 12(g) of the Act:

                        Common Stock, Par Value .0143
                        -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  __XX__       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on March 24, 1998 was approximately $394,921 based on the average of the closing bid and asked quotations of the Common Stock in the over the counter market. The number of shares held by nonaffiliates was 1,159,500. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of par value $ .0143 common stock outstanding as of March 24, 1998 was 3,792,308.

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of the stockholders to be held on May 11, 1998 (the "Proxy Statement") are incorporated by reference into Part III.


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

      There were two customers which accounted for 26% of total sales for the year ended December 31, 1996. One customer accounted for 20% and 15% of sales for the years ended December 31, 1997 and 1995, respectively. No other customers accounted for more than 10% of sales in each of the years ended December 31, 1997, 1996 and 1995.

      Approximately 33%, 22% and 25% of sales during the years ended December 31, 1997, 1996 and 1995, respectively, were from international sales.

      The Company's backlog as of December 31, 1997 and December 31, 1996 was $588,247 and $ 246,416, respectively.

      As of December 31, 1997, the Company had 13 full-time and 6 part-time employees, in addition to it's independent domestic and international sales rep organizations.


  (b)  Financial Information About Industry Segments
       ---------------------------------------------

       N/A


  (c)  Narrative Description of Business
       ---------------------------------

       See (a) above.

  (d)  Financial Information About Foreign and Domestic Operations and
       ---------------------------------------------------------------
       Exports Sales
       -------------

      The Company presently has no operations in foreign countries.


      Export sales of the Company were as follows:
      --------------------------------------------


                              Percent of
          Year     Amount     Total Sales
          ----     ------     -----------

          1997    $693,481        33%

          1996    $493,491        22%

          1995    $696,933        25%


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


Item 3 - Legal Proceedings
--------------------------

      None


Item 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

      During the fourth quarter of 1997, no matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise.


                                   PART II


Item 5 - Market for the Registrant's Common Equity and Related Stockholders
---------------------------------------------------------------------------
         Matters
         -------

      The Company's Common Stock is traded in the over-the-counter market, National Association of Security Dealers through the NASD electronic bulletin board under the symbol MGTC. The following table sets forth the periods indicated, the closing high and low Bid Quotations of the Common Stock in the over-the-counter market. These Quotations represent prices between dealers, do not include retail markup, markdowns or commissions and do not necessarily represent actual transactions.

                                 High    Low
                                 ----    ---

          1997    1st Quarter     .25     .02
                  2nd Quarter     .25     .02
                  3rd Quarter     .25     .02
                  4th Quarter     .25     .02

          1996    1st Quarter    3.25    2.25
                  2nd Quarter    2.75    1.00
                  3rd Quarter    1.00     .25
                  4th Quarter     .25     .02

          1995    1st Quarter    2.50    1.75
                  2nd Quarter    2.00    1.75
                  3rd Quarter    3.25    2.00
                  4th Quarter    3.25    3.25


      As of March 24, 1998, there were approximately 820 Shareholders based upon the number of record holders as of that date. The Company has paid no cash dividends since it's inception in 1970. At the present time, the Company intends to retain all potential earnings for future growth of the business.

Item 6 - Selected Financial Data
--------------------------------

      The following table summarizes certain financial data which are qualified by more detailed financial statements included herein.

                                     1997          1996          1995          1994          1993
                                     ----          ----          ----          ----          ----

Sales                             $2,097,454    $2,216,978    $2,824,912    $4,050,844    $2,648,143
Income (Loss) from operations       (130,842)      (94,578)      (48,310)      241,076       141,365
Net Income (Loss)                   (129,606)      (95,633)      (57,504)      203,009       109,379
Net Income (Loss)
 per Common share                     (0.034)       (0.025)       (0.015)        0.053         0.029
Weighted average shares
 outstanding                       3,790,122     3,784,566     3,731,425     3,830,875     3,793,058
Total Assets                         936,784     1,052,450     1,049,046     1,222,490       970,286
Long Term Obligations                    -0-           -0-         1,230         8,728        75,324
Stockholders' equity                 545,733       660,255       731,517       777,826       494,266
Cash Dividends Per Share                 -0-           -0-           -0-           -0-           -0-


Item 7 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
      and Results of Operation
      ------------------------

      1997 Compared with 1996
      -----------------------

      Sales for 1997 decreased from the corresponding period of 1996 by $
0.1 million or 5%, to $2.1 million. This decrease was primarily due to a decrease in overall sales volume. Domestic sales in 1997 were $ 1.4 million or 67% of total sales, compared to $ 1.7 million or 78% of total sales in 1996. International sales in 1997 were $0.7 million or 33% of total sales, compared to $ 0.5 million or 22% of total sales in 1996. The Company believes that the decrease in overall sales is due to declining domestic sales.

      Gross profit for 1997 decreased from the corresponding period of 1996 by $0.05 million, or 5%, to $0.9 million. As a percentage of total sales, gross profit remained steady at 41% for 1997 and 1996. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

      Selling and marketing expenses for 1997 increased from the corresponding period of 1996 by approximately $ 0.01 million or 1% to $ 0.8 million. As a percentage of total sales, selling and marketing expenses increased to 38% for 1997 compared to 36% for 1996. The increase is primarily due to changes in marketing staff.

      General and administrative expenses for 1997 decreased from the corresponding period of 1996 by $.01 million, or 6% to $0.18 million. As a percentage of total sales, G & A expenses remained steady at 8.7% for 1997 and 1996. The decrease of G & A expenses are a result of changes in office staff.

      Research and development expenses for 1997 decreased from the corresponding period of 1996 by $.011 million, or 36% to $.02 million. As a percentage of total sales, R & D expenses decreased to 0.95% for 1997 compared to 1.4% for 1996. The decrease of R & D expenses are a result of a decrease in product development costs.

      Loss from operations for 1997 as compared to the same period of 1996 increased by $ .03 million. As a percentage of total sales, operating losses increased to 6.2% for 1997 compared to 4.3% for 1996. The operating losses are a result of the factors indicated above.

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


      Liquidity and capital resources
      -------------------------------

      Working capital at December 31, 1997 was $452,364 as compared to $556,219 in working capital at December 31, 1996. The decrease was attributable to the net loss for the year ended December 31, 1997.

      The Company maintains a $ 200,000 line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%. Borrowings outstanding on this line were $25,000 at December 31, 1997. There were no borrowings outstanding at December 31, 1996.

      There is no long term debt or other notes payable outstanding at December 31, 1997.

      Capital expenditures totaled approximately $13,000 in 1997 and $5,000 in 1996. No material purchase or capital commitments exist at December 31, 1997.

      The Company believes that cash generated from operations, together with the existing sources of debt financing, will be sufficient to meet foreseeable cash requirements through 1998.


Item 7a - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

      Not appicable.


Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

      Financial statements and schedules together with the auditors' reports thereon are referred to Part IV and are attached hereto.


Item 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
          Financial Disclosures
          ---------------------

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


Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

      The Company has signed an agreement with Cramer Production Company, Inc. (Cramer) of Norwood, Massachusetts, to produce a series of instructional video tapes supporting modular technology programs offered by the Company. An officer/shareholder of Cramer is director of the Company. Cramer is responsible under the agreement for all video production and video cassette reproduction. The videotapes are exclusively marketed by Company. The Company provides scripts for the modules, technical representatives, program materials and is also responsible for packaging, design and promotion. Purchases from Cramer under this agreement were approximately $ 30,200, $ 28,900 and $51,900 for the years ended December 31, 1997, 1996 and
1995, respectively.

      During the years ended December 31, 1997 and 1996, sales to a related entity were approximately $500 and $63,200. Commissions paid to the same entity were approximately $26,000 and $15,900, respectively. There were no such transactions for the year ended December 31, 1995.

      The Company has entered into a lease agreement for its Tewksbury, Massachusetts facility with Lorig Corporation, which is owned by members of the family of an officer and majority stockholder of the Company. The Company believes the lease agreement is either favorable or comparable to others based on a market value of the facility.


                                   PART IV


Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K           Page
---------------------------------------------------------------------------           ----

      a)  The following documents are filed as a part of this Report:

          1.  Financial Statement:

              Reports of Independent Certified Public Accountants                      10

              Balance sheet at December 31, 1997 and 1996                              12

              Statement of operations for the years
              ended December 31, 1997, 1996 and 1995                                   13

              Statement of Stockholders' equity for the years
              ended December 31, 1997, 1996 and 1995                                   14

              Statement of cash flows for the years
              ended December 31, 1997, 1996 and 1995                                   15

              Notes to Financial Statements                                            16


          2.  Schedules for the years ended December 31, 1997, 1996 and 1995

              Schedule II - Valuation and Qualifying Accounts                          22

              All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated financial statements and notes thereto.

          3.  Exhibits:

              The following exhibits are filed herewith:

              27.1 Financial data schedule                                             24


      b)  Reports on Form 8-K:

          The Company filed no Reports on Form 8-K with the Securities and Exchange Commissions during the quarter ended December 31, 1997.


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             --------------------------------------------------

To the Board of Directors and Stockholders of Megatech Corporation

      We have audited the accompanying balance sheet of Megatech Corporation as of December 31, 1997 and 1996, and the statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megatech Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

      Our audit, referred to above, also includes the 1997 and 1996 financial schedules listed in the Index at Item 14(a)(2). In our opinion, based on our audit, such 1997 and 1996 financial schedules present fairly the information required to be set forth therein.


                                       /s/ SULLIVAN BILLE, P.C.


Tewksbury, Massachusetts
February 12, 1998



               [Gordan, Harrington & Osborn, P.C. Letterhead]


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             --------------------------------------------------

To the Board of Directors and Stockholders of Megatech Corporation

      We have audited the accompanying statements of operations, stockholders' equity and cash flows of Megatech Corporation for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements of operations, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statements of operations, stockholders' equity and cash flows. We believe that our audit of the statements of operations, stockholders' equity and cash flows provide a reasonable basis for our opinion.

      In our opinion, the statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Megatech Corporation for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index at Item 14(a)(2) are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                       /s/ Gordan, Harrington & Osborn

North Andover, MA
February 23, 1996



                            MEGATECH CORPORATION
                            ====================

                  BALANCE SHEET, DECEMBER 31, 1997 AND 1996

-------------------------------------------------------------------------------

                                                   1997           1996
-------------------------------------------------------------------------------

                 A S S E T S
                 ===========
CURRENT ASSETS:
  Cash and cash equivalents                     $    55,026    $    90,770
  Accounts receivable:
    Trade (less allowance for doubtful
     accounts:  1997, $11,070; 1996,
     $11,580)                                       335,891        407,169
    Affiliate                                           355         50,945
    Other                                            20,435          2,024
  Inventories                                       409,551        380,379
  Prepaid expenses                                   22,157         17,127
                                                --------------------------

      Total current assets                          843,415        948,414
PROPERTY AND EQUIPMENT - Net                         85,703         96,370
OTHER ASSETS                                          7,666          7,666
                                                --------------------------
      TOTAL                                     $   936,784    $ 1,052,450
                                                ==========================


       L I A B I L I T I E S   A N D
   S T O C K H O L D E R S'   E Q U I T Y
   ======================================

CURRENT LIABILITIES:
  Note payable - bank                           $    25,000
  Accounts payable:
    Trade                                           258,179    $   309,562
    Affiliate                                        15,204          8,701
  Accrued commissions                                46,558         32,622
  Other accrued liabilities                          46,110         40,058
  Current obligation under capital lease                             1,252
                                                --------------------------
      Total current liabilities                     391,051        392,195
                                                --------------------------

STOCKHOLDERS' EQUITY:
  Common stock, authorized, 5,000,000 shares
   of $.0143 par value; issued and
   outstanding, 1997, 3,792,308 shares;
   1996, 3,789,308, shares                           54,230         54,187
  Additional paid-in capital                      4,049,858      4,034,817
  Deficit                                        (3,558,355)    (3,428,749)
                                                --------------------------
     Stockholders' equity - net                     545,733        660,255
                                                --------------------------
     TOTAL                                      $   936,784    $ 1,052,450
                                                ==========================

                     See notes to financial statements.
-------------------------------------------------------------------------------


                            MEGATECH CORPORATION
                            ====================

                           STATEMENT OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

                                     1997          1996          1995
-------------------------------------------------------------------------------

SALES                             $2,097,454    $2,216,978    $2,824,912
COST OF SALES                      1,227,910     1,299,326     1,608,867
                                  --------------------------------------
GROSS PROFIT                         869,544       917,652     1,216,045
                                  --------------------------------------
OPERATING EXPENSES:
  Selling and marketing              798,965       788,010       957,730
  General and administrative         181,428       192,746       250,021
  Research and development            19,993        31,474        56,604
                                  --------------------------------------
      Total operating
       expenses                    1,000,386     1,012,230     1,264,355
                                  --------------------------------------
LOSS FROM OPERATIONS                (130,842)      (94,578)      (48,310)
                                  --------------------------------------
OTHER INCOME (EXPENSE):
  Interest income                      1,754             6            40
  Interest expense                      (738)       (1,189)       (4,036)
  Other                                  220           128        (5,198)
                                  --------------------------------------
      Other income (expense) -
       net                             1,236        (1,055)       (9,194)
                                  --------------------------------------
NET LOSS                          $ (129,606)   $  (95,633)   $  (57,504)
                                  ======================================
NET LOSS PER SHARE - Basic and
 diluted                          $    (.034)   $    (.025)   $    (.015)
                                  ======================================

                     See notes to financial statements.
-------------------------------------------------------------------------------


                            MEGATECH CORPORATION
                            ====================

                      STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

                                    COMMON STOCK        ADDITIONAL
                                --------------------     PAID-IN                     STOCKHOLDERS'
                                 SHARES      AMOUNT      CAPITAL        DEFICIT      EQUITY - NET
--------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1994    3,669,058    $52,467    $4,000,971    $(3,275,612)     $ 777,826
STOCK OPTIONS EXERCISED            93,000      1,330         8,070                         9,400
COMPENSATION                                                 7,096                         7,096
STOCK OPTIONS TERMINATED                                    (5,301)                       (5,301)
NET LOSS FOR THE YEAR                                                     (57,504)       (57,504)
                                ----------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995    3,762,058     53,797     4,010,836     (3,333,116)       731,517
ISSUANCE OF COMMON STOCK            5,250         75         5,990                         6,065
STOCK OPTIONS EXERCISED            22,000        315         2,985                         3,300
COMPENSATION                                                15,363                        15,363
STOCK OPTIONS TERMINATED                                      (357)                         (357)
NET LOSS FOR THE YEAR                                                     (95,633)       (95,633)
                                ----------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996    3,789,308     54,187     4,034,817     (3,428,749)       660,255
ISSUANCE OF COMMON STOCK            3,000         43           406                           449
COMPENSATION                                                14,875                        14,875
STOCK OPTIONS TERMINATED                                      (240)                         (240)
NET LOSS FOR THE YEAR                                                    (129,606)      (129,606)
                                ----------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997    3,792,308    $54,230    $4,049,858    $(3,558,355)     $ 545,733
                                ================================================================

                     See notes to financial statements.
-------------------------------------------------------------------------------


                            MEGATECH CORPORATION
                            ====================

                           STATEMENT OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------------

                                                     1997         1996        1995
--------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(129,606)   $(95,633)   $ (57,504)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Non-cash charges to net loss:
      Depreciation and amortization                   23,851      27,586       25,392
      Compensation funded by stock options            14,635      15,006        1,795
      Common stock awarded as compensation               449       6,065
    Increase in other assets                                                   (2,033)
    Decrease (increase) in current assets:
      Accounts receivable                            103,457      74,258      (85,954)
      Inventories                                    (29,172)    (53,043)     180,757
      Prepaid expenses                                (5,030)    (11,588)      12,238
    Increase (decrease) in current
     liabilities:
      Accounts payable                               (44,880)     78,674      (65,336)
      Accrued liabilities                             19,988      35,946      (36,022)
                                                   ----------------------------------
        Net cash provided by (used in)
         operating activities                        (46,308)     77,271      (26,667)
                                                   ----------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES -
  Additions to property and equipment                (13,184)     (5,425)     (90,429)
                                                   ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit - net                  25,000
  Payments on capital lease obligation                (1,252)     (2,954)      (2,142)
  Principal payments on notes payable                            (37,000)     (23,635)
  Proceeds from issuance of common stock                           3,300        9,400
                                                   ----------------------------------
        Net cash provided by (used in)
         financing activities                         23,748     (36,654)     (16,377)
                                                   ----------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         (35,744)     35,192     (133,473)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR                                                 90,770      55,578      189,051
                                                   ----------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $  55,026    $ 90,770    $  55,578
                                                   ==================================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                    $     756    $  1,189    $   4,036
  Taxes paid                                           1,393         187       20,038


                     See notes to financial statements.
-------------------------------------------------------------------------------

                            MEGATECH CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 AND 1996

                            --------------------


1.    OPERATIONS

            Megatech Corporation is engaged in the production and sale of educational training programs in the energy, power and transportation areas which are sold domestically and internationally to educational institutions and government agencies. Inherent in the line of business in which the Company is engaged, is the risk of product line obsolescence due to technological advances. There also exists the risk that certain customers, such as governmental agencies, which are funded by tax revenues, may be subject to budget reductions. The Company grants credit to its customers. Approximately 33%, 22% and 25% of sales during the years ended December 31, 1997, 1996 and 1995, respectively, were from international sales.

            There were two customers which accounted for 26% of sales for the year ended December 31, 1996. One customer accounted for 20% and 15% of sales for the years ended December 31, 1997 and 1995, respectively. No other customers accounted for more than 10% of sales in each of the years ended December 31, 1997, 1996 and 1995.

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

3.    INVENTORIES

      Inventories consisted of the following:

                            December 31,
                        --------------------
                          1997        1996
                          ----        ----

      Raw Material      $199,841    $232,421
      Finished Goods     209,710     147,958
                        --------------------
            Total       $409,551    $380,379
                        ====================


4.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                         December 31,
                                     --------------------
                                       1997        1996
                                       ----        ----

Machinery and equipment              $237,081    $245,052
Office equipment                      117,319     110,520
Leasehold improvements                 69,776      69,776
Automobile                             32,632      26,944
                                     --------------------
      Total                           456,808     452,292
Less accumulated depreciation and
 amortization                         371,105     355,922
                                     --------------------
Property and equipment - net         $ 85,703    $ 96,370
                                     ====================


            The useful lives employed for computing depreciation and amortization on principal classes of property and equipment are as follows:

         Class Description       Years
         -----------------       -----

      Machinery and equipment    5 - 7
      Office equipment           5 - 7
      Leasehold improvements      10
      Automobile                   5


5.    NOTE PAYABLE - BANK

            The Company has a $200,000 line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%, 10% at December 31, 1997. Borrowings outstanding on this line were $25,000 at December 31, 1997. There were no borrowings outstanding at December 31, 1996.

6.    LEASE AGREEMENTS

            The Company leases its office, research and production facility in Tewksbury, Massachusetts from a related party, under a five- year operating lease which expires in November 1999. Under the terms of the lease, the Company is responsible for all operating expenses and maintenance costs. Rent expense under this lease was approximately $85,000, $95,700 and $92,300 for the years ended December 31, 1997,
      1996 and 1995, respectively. The future minimum lease payments due under the lease, as amended, are as follows:


               Year Ended
              December 31,             Amount
              ------------             ------

                  1998                $ 89,605
                  1999                  85,709
                                      --------
                  Total               $175,314
                                      ========


7.    INCOME TAXES

            The Company has available federal net operating loss carryforwards of approximately $3,108,400 expiring through December 2012 and state operating loss carryforwards of approximately $175,600 expiring through December 2002.

            Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                     December 31,
                                               ------------------------
                                                  1997          1996
                                                  ----          ----

      Deferred income tax assets:
        Federal and state net operating
         loss carryforwards                    $ 1,073,500    $ 1,029,200
        Allowance for doubtful accounts,
         reserves and accruals                      57,100         47,140
                                               --------------------------
            Total deferred income tax
             assets                              1,130,600      1,076,340
      Deferred income tax liabilities - tax
       over book depreciation                       (6,500)        (3,560)
      Valuation allowance for deferred tax
       assets                                   (1,124,100)    (1,072,780)
                                               --------------------------
      Net recognized deferred income tax
       benefit                                 $       -0-    $       -0-
                                               ==========================


8.    RELATED PARTY TRANSACTIONS

            The Company has an agreement with Cramer Production Company, Inc. (Cramer) of Norwood, Massachusetts to produce a series of instructional video tapes supporting modular technology programs offered by the Company. An officer/shareholder of Cramer is a director of the Company. Cramer is responsible under the agreement for all video production and video cassette reproduction. The videotapes are exclusively marketed by the Company. The Company provides scripts for the modules, technical representatives, program materials and is also responsible for packaging, design and promotion. Purchases from Cramer under this agreement, included in cost of sales, were approximately $30,200, $28,900 and $51,900 for the years ended December 31, 1997, 1996 and 1995, respectively.

            During the years ended December 31, 1997 and 1996, sales to a related entity were approximately $500 and $63,200. Commissions paid to the same entity were approximately $26,000 and $15,900, respectively. There were no such transactions during the year ended December 31, 1995.

9.    EMPLOYEE BENEFIT PLAN

            During the year ended December 31, 1997, the Company adopted a SIMPLE IRA Plan (the Plan), which covers all employees who meet certain requirements. Under the terms of the Plan, the Board of Directors determines annually the amount of the matching contribution. The matching contribution for the year ended December 31, 1997 was $2,365.

10.   NET LOSS PER SHARE

            Basic net loss per share has been computed in accordance with SFAS 128 using the weighted average number of common shares outstanding. The provisions and disclosure requirements for SFAS 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of earnings per share for prior periods.

            Diluted net loss per share gives effect to all dilutive potential common shares that were outstanding during the period. The Company had a net loss for the years ended December 31, 1997, 1996 and 1995; therefore, none of the options outstanding at period end were included in the diluted net loss per share calculation for the years ended December 31,1997, 1996 and 1995, since they were anti-dilutive.

            The weighted average number of shares outstanding is as follows:

               Year Ended     Number of
              December 31,     Shares
              ------------    ---------

                  1997        3,790,122
                  1996        3,784,566
                  1995        3,731,875

11.   STOCK OPTIONS PLANS

            The Company has issued stock options to various directors, officers, employees and others under various stock option plans.
      Under the terms of the plans, one third of the options become exercisable one year from the date of grant, two thirds two years from the date of grant and all options expire three years from the date of grant.


            The following table summarizes stock option activity:

                                                   Stock          Price
                                                   Options      Per Share
                                                   -------      ---------

       Outstanding at December 31, 1994            148,000    $ .15 - $2.25
       Granted                                      42,000     1.00 - 2.75
       Expired or cancelled                        (16,000)     .15 - 2.25
       Exercised                                   (93,000)     .15 - .75
                                                   ------------------------
       Outstanding at December 31, 1995             81,000      .15 - 2.75
       Granted                                      27,000         1.00
       Expired or cancelled                        (10,000)         .15
       Exercised                                   (22,000)         .15
                                                   ------------------------
       Outstanding at December 31, 1996             76,000      .15 - $2.75
       Expired or cancelled                        (34,000)     .15 - 1.00
                                                   ------------------------
       Outstanding at December 31, 1997             42,000    $1.00 - $2.75
                                                   ========================
       Options exercisable at December 31, 1996     28,000    $1.00 - $2.75
                                                   ========================


12.  RECLASSIFICATION OF AMOUNTS

            Certain amounts in the financial statements for the years ended December 31, 1996 and 1995 have been reclassified to conform to current year presentation.

                            --------------------

                                                                    SCHEDULE II

                            MEGATECH CORPORATION
                            ====================

                      VALUATION AND QUALIFYING ACCOUNTS


-------------------------------------------------------------------------------------------------
          COLUMN A                COLUMN B             COLUMN C             COLUMN D     COLUMN E
-------------------------------------------------------------------------------------------------

                                                      ADDITIONS
                                               ------------------------
                                 BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE
                                 BEGINNING     COSTS AND       OTHER                     AT END
          DESCRIPTION             OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS    OF YEAR
------------------------------------------------------------------------------------------------

Year Ended December 31, 1995:
-----------------------------
  Reserve for obsolescence        $10,000         $-0-          $-0-          $-0-       $10,000
  Allowance for doubtful
   accounts                       $11,600         $-0-          $-0-          $ 20       $11,580

Year Ended December 31, 1996:
-----------------------------
  Reserve for obsolescence        $10,000         $-0-          $-0-          $-0-       $10,000

Allowance for doubtful
   accounts                       $11,580         $-0-          $-0-          $-0-       $11,580

Year Ended December 31, 1997:
-----------------------------
  Reserve for obsolescence        $10,000         $-0-          $-0-          $-0-       $10,000
  Allowance for doubtful
   accounts                       $11,580         $-0-          $-0-          $510       $11,070
------------------------------------------------------------------------------------------------


                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      MEGATECH CORPORATION
      (Registrant)


By:  /s/  Vahan V. Basmajian
     -----------------------
     Vahan V. Basmajian, President, Treasurer and Director


Date: _______________________________


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By:  /s/  Vahan V. Basmajian
     -----------------------
     Vahan V. Basmajian, President, Treasurer and Director


By:  /s/  Ralph E. Hawes
     -------------------
     Ralph E. Hawes, Director


By:  /s/  Dennis A. Humphrey
     -----------------------
     Dennis A. Humphrey, Director & Clerk


By:  /s/  Thomas J. Martin
     ---------------------
     Thomas J. Martin, Director



Date: _____________________________