Form 10-Q
period 1998-03-31
MEGATECH CORP
filed 1998-05-14
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998 or

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                               (978) 937-9600
            (Registrant's telephone number, including area code)


               ______________________________________________
               (Former name, former address and former fiscal
                     year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      There were 3,792,308 shares of common stock outstanding at May 7, 1998.


                            MEGATECH CORPORATION
                            --------------------
                         QUARTERLY  REPORT FORM 10-Q
                               March 31, 1998


PART 1.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   Financial Statements (Unaudited)                              Page
                                                                        ----

          Balance Sheet - March 31, 1998 and December 31, 1997            3

          Statement of Operations- for the three months ended             4
           March 31, 1998 and March 31, 1997

          Statement of Cash Flows- for the three months ended March       5
           31, 1998 and March 31, 1997

          Notes to Financial Statements- March 31, 1998                   6


ITEM 2.   Management's Discussion and Analysis of Financial               7
           Condition and Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About Market           8
           Risk

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings                                               8

ITEM 2.   Changes in Securities and Use of Proceeds                       8

ITEM 3.   Defaults Upon Senior Securities                                 8

ITEM 4.   Submission of Matters to a Vote of Security Holders             8

ITEM 5.   Other Information                                               8

ITEM 6.   Exhibits and Reports on Form 8-K                                8

          Signature Page                                                  9


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                               MARCH 31, 1998    DEC. 31, 1997
                                                (UNAUDITED)        (AUDITED)
                                               --------------    -------------

ASSETS
Current assets:
  Cash and cash equivalents                     $    71,716       $    55,026
  Accounts receivable:
    Trade                                           324,418           335,891
    Affiliate                                           355               355
    Other                                            13,836            20,435
  Inventories                                       392,606           409,551
  Prepaid expenses                                      433            22,157
                                                -----------------------------
      Total current assets                          803,364           843,415
                                                -----------------------------
  Property, plant and equipment, net                 80,808            85,703
  Other assets                                        7,666             7,666
                                                -----------------------------
      Total Assets                              $   891,838       $   936,784
                                                =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note Payable - bank                                             $    25,000
  Accounts Payable:
    Trade                                       $   272,174           258,179
    Affiliate                                         3,514            15,204
  Accrued Expenses                                   58,569            85,527
  Other Liabilities                                   2,247             7,141
                                                -----------------------------
      Total current liabilities                     336,504           391,051
                                                -----------------------------

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized; 3,792,308
   shares issued and outstanding,                    54,230            54,230
  Additional paid-in capital                      4,049,858         4,049,858
  Deficit                                        (3,548,754)       (3,558,355)
                                                -----------------------------
      Total stockholders' equity                    555,334           545,733
                                                -----------------------------
Total liabilities and stockholders' equity      $   891,838       $   936,784
                                                =============================


                     See notes to financial statements.


                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)


                                                     QUARTER ENDED
                                            MARCH 31, 1998    MARCH 31, 1997
                                            --------------    --------------

Sales                                         $ 619,714         $ 569,607

Cost of sales                                   362,595           323,587
                                              ---------------------------
      Gross profit                              257,119           246,020
                                              ---------------------------

Operating expenses:
Selling                                         194,311           191,821
General and administrative                       45,744            49,302
Research and development                          7,261             3,789
                                              ---------------------------
      Total operating expenses                  247,316           244,912
                                              ---------------------------
      Income from operations                      9,803             1,108
                                              ---------------------------

Other income (expense):
  Interest                                         (242)            1,692
  Other                                              40              (124)
                                              ---------------------------
Other income (expense), net                        (202)            1,568
                                              ---------------------------
Net income                                    $   9,601         $   2,676
                                              ===========================
Net income per share - basic and diluted      $   0.003         $   0.001
                                              ===========================
Weighted average number of  common
 shares outstanding                           3,792,308         3,784,566
                                              ===========================


                     See notes to financial statements.


                            MEGATECH CORPORATION
                           STATEMENT OF CASH FLOWS

                                                             QUARTER ENDED
                                                    MARCH 31, 1998    MARCH 31, 1997
                                                    --------------------------------

Cash flows from operating activities:
Net income (loss)                                      $  9,601         $  2,676

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation and amortization                           4,895            5,482

Changes in operating assets and liabilities:
  Accounts receivable                                    18,072          133,742
  Prepaid expenses                                       21,724          (11,964)
  Inventories                                            16,945           15,019
  Accounts payable                                        2,305          (74,348)
  Accrued expenses                                      (31,852)         (23,013)
                                                       -------------------------
Net cash provided (used) by operating activities         41,690           47,594
                                                       -------------------------

Cash flows from investing activities:
  Purchases of property and equipment                         0           (9,572)
                                                       -------------------------
Cash flows from financing activities:
  Payments on capital lease obligations                       0           (1,230)
  Principal payments on notes payable                   (25,000)               0
                                                       -------------------------
Net cash used by financing activities                   (25,000)          (1,230)
                                                       -------------------------
Net increase (decrease) in cash and
 cash equivalents                                        16,690           37,113

Cash & cash equivalents, beginning of period             55,026           90,770
                                                       -------------------------
Cash & cash equivalents, end of period                 $ 71,716         $127,883
                                                       =========================


                     See notes to financial statements.

                            MEGATECH CORPORATION
                       NOTES TO  FINANCIAL STATEMENTS
                               MARCH 31, 1998

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

2.    INVENTORIES:
      ------------
      Inventories consisted of the following:

                              MARCH 31, 1998    DEC. 31, 1997
                              --------------    -------------

      Raw materials              $195,889          $199,841
      Work in process              16,520                 0
      Finished goods              180,197           209,710
                                 --------------------------
                                  392,606           409,551
                                 ==========================


3.    MAJOR CUSTOMER INFORMATION:
      ------------------------------

      For the period ended March 31, 1998 and 1997, sales to one unrelated sales representative comprised 31% and 35% of total sales, respectively.


ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR QUARTER ENDED MARCH 31, 1998 AND 1997

RESULTS OF OPERATIONS:
----------------------

Quarter Ended March 31, 1998 compared to quarter ended March 31, 1997

Sales for the quarter ended March 31, 1998 were $619,714, compared to $569,607 for the same quarter last year. The increase was primarily due to an increase in sales in the PC area.

Gross profit for the quarter ended March 31, 1998 was $257,119 or 41% of sales, compared to $246,020 or 43% of sales, for the same quarter last year. The decrease is the result of sales of lower margin products.

Operating expenses for the quarter ended March 31, 1998 were $247,316 or 40% of sales, compared to $244,912 or 43% of sales, for the same quarter last year. The increase is attributable to an increase in research and development costs.

The net income for the quarter ended March 31, 1998 was $9,601 compared to a net income of $2,676 for the same quarter last year. The increase is the result of the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Working capital as of March 31, 1998 was $466,860 compared to $452,364 in working capital at December 31, 1997. The increase was attributable to the net income for the quarter.

The company maintains a secured line of credit in the amount of $200,000. At March 31, 1998, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

The firm's backlog as of March 31, 1998 was approximately $306,226 compared to $247,570 for same period ended in 1997.


                            MEGATECH CORPORATION

ITEM 3.  QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK

Not applicable.


PART II:    OTHER INFORMATION

Item 1.  Legal Proceedings:                      None.
         ------------------

Item 2.  Changes in Securities:                  None.
         ----------------------

Item 3.  Defaults Upon Senior Securities:        None.
         --------------------------------

Item 4.  Submission of Matters to a
          Vote of Security Holders:              None.
         --------------------------

Item 5.  Other Information:                      None.
         ------------------

Item 6.  Exhibits and Reports on Form 8-K:       None.
         ---------------------------------


                                 SIGNATURES
                                 ----------



      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       MEGATECH CORPORATION
                                       (Registrant)



May 12, 1998                           /s/ Vahan V. Basmajian
-------------------------------------------------------------
Date                                   Vahan V. Basmajian
                                       President, Treasurer