Form 10-Q
period 1998-06-30
MEGATECH CORP
filed 1998-08-13
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q


(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998 or

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

               ----------------------------------------------
               (Former name, former address and former fiscal
                     year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
        days.  Yes   X   No

      There were 3,792,308 shares of common stock outstanding at August 10, 1998.


                            MEGATECH CORPORATION
                            --------------------
                         QUARTERLY  REPORT FORM 10-Q
                                June 30, 1998


PART I.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   Financial Statements (Unaudited)                                 Page
                                                                           ----

          Balance Sheet - June 30, 1998 and December 31, 1997                3

          Statement of Operations- for the quarter and six months ended      4
           June 30, 1998 and June 30, 1997

          Statement of Cash Flows- for the six months ended June             5
           30, 1998 and June 30, 1997

          Notes to Financial Statements- June 30, 1998                       6


ITEM 2.   Management's Discussion and Analysis of Financial                  7
           Condition and Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk         9


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                  9

ITEM 2.   Changes in Securities and Use of Proceeds                          9

ITEM 3.   Defaults Upon Senior Securities                                    9

ITEM 4.   Submission of Matters to a Vote of Security Holders                9

ITEM 5.   Other Information                                                  9

ITEM 6.   Exhibits and Reports on Form 8-K                                   9

          Signature Page                                                    10



PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                                JUNE 30, 1998    DEC. 31, 1997
                                                 (UNAUDITED)       (AUDITED)
                                                ------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                      $    90,771      $    55,026
  Accounts receivable:
    Trade                                            315,028          335,891
    Affiliate                                            355              355
    Other                                              4,933           20,435
  Inventories                                        373,125          409,551
  Prepaid expenses                                    16,309           22,157
                                                 ----------------------------
      Total current assets                           800,521          843,415
                                                 ----------------------------
  Property, plant and equipment, net                  82,863           85,703
  Other assets                                         7,666            7,666
                                                 ----------------------------
      Total Assets                               $   891,050      $   936,784
                                                 ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note Payable - bank                            $    35,000      $    25,000
  Accounts Payable:
    Trade                                        $   158,113          258,179
    Affiliate                                          3,771           15,204
  Accrued Expenses                                   103,608           85,527
  Other Liabilities                                    8,693            7,141
                                                 ----------------------------
      Total current liabilities                      309,185          391,051
                                                 ----------------------------

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized; 3,792,308
   shares issued and outstanding,                     54,230           54,230
  Additional paid-in capital                       4,049,858        4,049,858
  Deficit                                         (3,522,223)      (3,558,355)
                                                 ----------------------------
      Total stockholders' equity                     581,865          545,733
                                                 ----------------------------

Total liabilities and stockholders' equity       $   891,050      $   936,784
                                                 ============================

                     See notes to financial statements.


                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                                    SIX MONTHS ENDED                   QUARTER ENDED
                                             JUNE 30, 1998    JUNE 30, 1997    JUNE 30, 1998    JUNE 30, 1997
                                             -------------    -------------    -------------    -------------

Sales                                         $1,081,677       $1,092,071          461,963          522,464

Cost of sales                                    604,452          620,893          241,857          297,306
                                              -------------------------------------------------------------

      Gross profit                               477,225          471,178          220,106          225,158
                                              -------------------------------------------------------------

Operating expenses:
  Selling                                        353,997          400,651          159,685          208,829
  General and administrative                      75,829           97,576           30,085           48,275
  Research and development                        11,080            7,117            3,820            3,328
                                              -------------------------------------------------------------

      Total operating expenses                   440,906          505,344          193,590          260,432
                                              -------------------------------------------------------------

      Income from operations                      36,319          (34,166)          26,516          (35,274)
                                              -------------------------------------------------------------

Other income (expense):
  Interest                                             0            1,781                0                0
  Other                                             (189)            (124)              14               88
                                              -------------------------------------------------------------

Other income (expense), net                         (189)           1,657               14               88
                                              -------------------------------------------------------------

Net income                                    $   36,130       $  (32,509)      $   26,530       $  (35,186)
                                              =============================================================

Net income per share - basic and diluted      $    0.010       $   (0.009)      $    0.007       $   (0.009)
                                              =============================================================

Weighted average number of  common
 shares outstanding                            3,792,308        3,784,566        3,792,308        3,784,566
                                              =============================================================

                     See notes to financial statements.

                            MEGATECH CORPORATION
                           STATEMENT OF CASH FLOWS

                                                            SIX MONTHS ENDED
                                                     JUNE 30, 1998    JUNE 30, 1997
                                                     ------------------------------

Cash flows from operating activities:
Net income (loss)                                      $  36,130        $ (32,509)

Adjustments to reconcile net income to
 net cash provided by operating activities:

      Depreciation and amortization                        9,791           10,962

Changes in operating assets and liabilities:

  Accounts receivable                                     36,367          197,453
  Prepaid expenses                                         5,848            6,062
  Inventories                                             36,426            6,218
  Accounts payable                                      (111,499)        (138,272)
  Accrued expenses                                        19,633          (20,932)
  Notes payable                                                0              (22)
                                                       --------------------------
Net cash provided (used) by operating activities          32,696           28,960
                                                       --------------------------

Cash flows from investing activities:
  Purchases of property and equipment                     (6,951)         (10,359)
                                                       --------------------------

Cash flows from financing activities:
  Payments on capital lease obligations                        0           (1,230)
  Principal payments on notes payable                    (25,000)               0
  Advances on notes payable                               35,000                0
                                                       --------------------------
Net cash used by financing activities                     10,000           (1,230)
                                                       --------------------------
Net increase (decrease) in cash and
 cash equivalents                                         35,745           17,371

Cash & cash equivalents, beginning of period              55,026           90,770
                                                       --------------------------
Cash & cash equivalents, end of period                 $  90,771        $ 108,141
                                                       ==========================

                     See notes to financial statements.

                            MEGATECH CORPORATION
                       NOTES TO  FINANCIAL STATEMENTS
                                JUNE 30, 1998

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

2.    INVENTORIES:
      ------------

      Inventories consisted of the following:

                            JUNE 30, 1998     DEC. 31, 1997
                            -------------------------------

        Raw materials         $263,090          $199,841
        Work in process         16,725                 0
        Finished goods          93,310           209,710
                              --------------------------
                               373,125           409,551
                              ==========================


3.    MAJOR CUSTOMER INFORMATION:
      ---------------------------

      For the period ended June 30, 1998 and 1997, sales to four unrelated sales representatives comprised 50% and 35% of total sales, respectively.


ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

      RESULTS OF OPERATIONS:
      ----------------------

Quarter Ended June 30, 1998 compared to quarter ended  June 30, 1997

Sales for the quarter ended June 30, 1998 were $461,963, compared to $522,464 for the same quarter last year. The decrease was primarily due to a decrease in international sales.

Gross profit for the quarter ended June 30, 1998 was $220,106 or 48% of sales, compared to $225,158 or 43% of sales, for the same quarter last year. The decrease is the result of a decrease in sales.

Operating expenses for the quarter ended June 30, 1998 were $193,590 or 42% of sales, compared to $260,432 or 50% of sales, for the same quarter last year. The decrease is attributable mainly to a decrease in selling and marketing costs.

The net income for the quarter ended June 30, 1998 was $26,530 compared to a net loss of $35,186 for the same quarter last year. The increase is the result of the items discussed above.


Six months Ended June30, 1998 compared to six months ended June 30, 1997

Sales for the six months ended June 30, 1998 were $1,081,677, compared to $1,092,071 for the same period last year. The decrease was primarily due to a decrease in international sales.

Gross profit for the six months ended June 30, 1998 was $477,225 or 44% of sales, compared to $471,178 or 43% of sales, for the same period last year. The increase is the result of sales of higher margin products.

Operating expenses for the six months ended June 30, 1998 were $440,906 or 41% of sales, compared to $505,344 or 46% of sales, for the same period last year. The decrease is attributable mainly to a decrease in selling and marketing costs.

The net income for the six months ended June 30, 1998 was $36,130 compared to a net loss of $32,509 for the same period last year. The increase is the result of the items discussed above.


      LIQUIDITY AND CAPITAL RESOURCES:
      ---------------------------------

Working capital as of June 30, 1998 was $491,336 compared to $452,364 in working capital at December 31, 1997. The increase was attributable to the net income for the quarter.

The company maintains a secured line of credit in the amount of $200,000. At June 30, 1998, $35,000 in borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

The firm's backlog as of June 30, 1998 was approximately $326,670 compared to $313,370 for same period ended in 1997.


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




                                       MEGATECH CORPORATION
                                           (Registrant)





August 11, 1998                        /s/ Vahan V. Basmajian
---------------------------------------------------------------------------
Date                                       Vahan V. Basmajian
                                           President, Treasurer