Form 10-Q
period 1998-09-30
MEGATECH CORP
filed 1998-11-12
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998 or

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


                    _____________________________________
               (Former name, former address and former fiscal
                     year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of he Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 3,792,308 shares of common stock outstanding at November 9, 1998.

                            MEGATECH CORPORATION
                         QUARTERLY  REPORT FORM 10-Q
                             September 30, 1998

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)                             Page

         Balance Sheet - September 30, 1998 and December 31, 1997       3

         Statement of Operations - for the quarter and nine
         months ended September 30, 1998 and September 30, 1997         4

         Statement of Cash Flows- for the nine months ended
         September 30, 1998 and September 30, 1997                      5

         Notes to Financial Statements- September 30, 1998              6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk     9

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                              9

ITEM 2.  Changes in Securities and Use of Proceeds                      9

ITEM 3.  Defaults Upon Senior Securities                                9

ITEM 4.  Submission of Matters to a Vote of Security Holders            9

ITEM 5.  Other Information                                              9

ITEM 6.  Exhibits and Reports on Form 8-K                               9

         Signature Page                                                10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                          SEPT 30, 1998      DEC. 31, 1997
                                           (UNAUDITED)          (AUDITED)
                                          -------------      -------------

ASSETS
Current assets:
  Cash and cash equivalents                $   69,357          $   55,026
  Accounts receivable:
    Trade                                     142,059             335,891
    Affiliate                                     355                 355
    Other                                       3,896              20,435
  Inventories                                 333,125             409,551
  Prepaid expenses                             10,513              22,157
                                           ------------------------------
      Total current assets                    559,305             843,415
                                           ------------------------------
  Property, plant and equipment, net           77,967              85,703
  Other assets                                  7,666               7,666
                                           ------------------------------
      Total Assets                         $  644,938          $  936,784
                                           ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note Payable - bank                      $        0          $   25,000
  Accounts Payable:
    Trade                                      97,151             258,179
    Affiliate                                   1,593              15,204
  Accrued Expenses                             89,176              85,527
  Other Liabilities                             1,139               7,141
                                           ------------------------------
      Total current liabilities               189,059             391,051
                                           ------------------------------

Stockholders' equity:
  Common Stock, par value $.0143 per
   share, 5,000,000 shares authorized;
   3,792,308 shares issued and
   outstanding,                                54,230              54,230
  Additional paid-in capital                4,023,608           4,049,858
  Deficit                                  (3,621,959)         (3,558,355)
                                           ------------------------------
      Total stockholders' equity              455,879             545,733
                                           ------------------------------

      Total liabilities and
       stockholders' equity                $  644,938          $  936,784
                                           ==============================

See notes to financial statements.

MEGATECH CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)

                                         NINE MONTHS ENDED                      QUARTER ENDED
                                 --------------------------------      --------------------------------
                                 SEPT 30, 1998      SEPT 30, 1997      SEPT 30, 1998      SEPT 30, 1997
                                 -------------      -------------      -------------      -------------

Sales                              $1,353,367         $1,545,503         $  271,689         $  453,431

Cost of sales                         817,081            878,431            212,629            257,537
                                   -------------------------------------------------------------------
      Gross profit                    536,286            667,072             59,060            195,894
                                   -------------------------------------------------------------------
Operating expenses:
Selling                               462,684            569,620            108,687            168,969
General and administrative            118,572            140,711             42,743             43,135
Research and development               17,798             11,645              6,717              4,528
                                   -------------------------------------------------------------------
      Total operating expenses        599,054            721,976            158,147            216,632
                                   -------------------------------------------------------------------
      Income from operations          (62,768)           (54,904)           (99,087)           (20,738)
                                   -------------------------------------------------------------------

Other income (expense):
  Interest                               (892)             1,754               (649)                 0
  Other                                    54               (830)                 0               (733)
                                   -------------------------------------------------------------------

Other income (expense), net              (838)               924               (649)              (733)
                                   -------------------------------------------------------------------
Net income                        ($   63,606)       ($   53,980)       ($   99,736)       ($   21,471)
                                   ===================================================================

Net income per share - basic
 and diluted                      ($    0.017)       ($    0.014)       ($    0.026)       ($    0.006)
                                   ===================================================================

Weighted average number of
common shares outstanding           3,792,308          3,788,808          3,792,308          3,788,808
                                   ===================================================================

See notes to financial statements.

                            MEGATECH CORPORATION
                           STATEMENT OF CASH FLOWS

                                                  NINE MONTHS ENDED
                                          --------------------------------
                                          SEPT 30, 1998      SEPT 30, 1997
                                          -------------      -------------

Cash flows from operating activities:

Net income (loss)                           ($ 63,606)         ($ 53,980)

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Non-cash charges (credits) to net loss:

  Expiration of stock options                 (26,250)                 0
  Depreciation and amortization                14,687              9,366

Changes in operating assets and
 liabilities:

  Accounts receivable                         210,371            221,407
  Prepaid expenses                             11,644             17,127
  Inventories                                  76,426            (26,708)
  Accounts payable                           (174,639)          (158,012)
  Accrued expenses                             (2,351)           (33,211)
                                            ----------------------------
Net cash provided (used) by operating
 activities                                    46,282            (24,011)
                                            ----------------------------

Cash flows from investing activities:
  Purchases of property and equipment          (6,951)            (2,079)
                                            ----------------------------

Cash flows from financing activities:
  Payments on capital lease obligations             0             (1,252)
  Principal payments on notes payable         (60,000)                 0
  Advances on notes payable                    35,000                  0
                                            ----------------------------
Net cash used by financing activities         (25,000)            (1,252)
                                            ----------------------------
Net increase (decrease) in cash and
 cash equivalents                              14,331            (27,342)

Cash & cash equivalents, beginning
 of period                                     55,026             90,770
                                            ----------------------------
Cash & cash equivalents, end of period      $  69,357          $  63,428
                                            ============================

See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998

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

2.    INVENTORIES:
      ------------

      Inventories consisted of the following:

                                  SEPT 30, 1998      DEC. 31, 1997
                                  -------------      -------------

              Raw materials          $162,692          $199,841
              Work in process          12,740                 0
              Finished goods          157,693           209,710
                                     --------------------------
                                      333,125           409,551
                                     ==========================

3.    MAJOR CUSTOMER INFORMATION:
      ---------------------------

      For the year ended September 30, 1998 and 1997, sales to two and one unrelated sales representatives comprised 26% and 20% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS FOR QUARTER
              AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

RESULTS OF OPERATIONS:
----------------------

Quarter Ended September 30, 1998 compared to quarter ended September 30, 1997

Sales for the quarter ended September 30, 1998 were $271,689, compared to $453,431 for the same quarter last year. The decrease was primarily due to a decrease in domestic sales.

Gross profit for the quarter ended September 30, 1998 was $59,060 or 22% of sales, compared to $195,894 or 43% of sales, for the same quarter last year. The decrease is the result of a writeoff of inventory of $70,409 in the quarter ended September 30, 1998. Gross profit for the quarter ended September 30, 1998 prior to the writedown was 47%.

Operating expenses for the quarter ended September 30, 1998 were $158,147 or 58% of sales, compared to $216,632 or 48% of sales, for the same quarter last year. The decrease is attributable mainly to a decrease in selling and marketing costs.

The net loss for the quarter ended September 30, 1998 was $99,736 compared to a net loss of $21,471 for the same quarter last year. The increase in the net loss is the result of the items discussed above.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

Sales for the nine months ended September 30, 1998 were $1,353,367, compared to $1,545,503 for the same period last year. The decrease was primarily due to a decrease in domestic sales.

Gross profit for the nine months ended September 30, 1998 was $536,286 or 40% of sales, compared to $667,072 or 43% of sales, for the same period last year. The decrease is the result of a writeoff of inventory in the quarter ended September 30, 1998. Gross profit for the year ended September 30, 1998 prior to the writeoff was 45%.

Operating expenses for the nine months ended September 30, 1998 were $599,054 or 44% of sales, compared to $721,976 or 47% of sales, for the same period last year. The decrease is attributable mainly to a decrease in selling and marketing costs, and general and administrative costs.

The net loss for the nine months ended September 30, 1998 was $63,606 compared to a net loss of $53,980 for the same period last year. The increase in the net loss is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Working capital as of September 30, 1998 was $370,246 compared to $452,364
in working capital at December 31, 1997.   The decrease was attributable to
the net loss for the quarter.

The company maintains a secured line of credit in the amount of $200,000.
At September 30, 1998, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

The firm's backlog as of September 30, 1998 was approximately $196,435 compared to $334,908 for same period ended in 1997.

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


                                       MEGATECH CORPORATION
                                       (Registrant)


November 9, 1998                       /s/ VAHAN V. BASAMAJIAN
----------------                       -----------------------
Date                                   Vahan V. Basmajian
                                       President, Treasurer