Form 10-K
period 1998-12-31
MEGATECH CORP
filed 1999-03-26
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      (FEE REQUIRED)

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

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

      Securities registered pursuant to section 12(g) of the Act:  NONE

                        Common Stock, Par Value .0143
                        -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   XX    No
                                                    ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on March 12, 1999 was approximately $208,440 based on the average of the closing bid and asked quotations of the Common Stock in the over the counter market. The number of shares held by nonaffiliates was 1,158,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of par value $ .0143 common stock outstanding as of March 12, 1999 was 3,792,308.

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of the stockholders to be held on May 10, 1999 (the "Proxy Statement") are incorporated by reference into Part III.


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

      There was one customer which accounted for 28% and 20% of total sales for the year ended December 31, 1998 and 1997. Two customers accounted for 26% of sales for the year ended December 31, 1996. No other customers accounted for more than 10% of sales in each of the years ended December 31, 1998, 1997 and 1996.

      Approximately 46%, 33% and 22% of sales during the years ended December 31, 1998, 1997 and 1996, respectively, were from international sales.

      The Company's backlog as of December 31, 1998 and 1997 was $459,929 and $588,247, respectively.

      As of December 31, 1998, the Company had 12 full-time and 8 part-time employees, in addition to it's independent domestic and international sales rep organizations.


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


      Export sales of the Company were as follows:
      --------------------------------------------


                            Percent of
      Year      Amount      Total Sales
      ----      ------      -----------

      1998     $847,077         46%

      1997     $693,481         33%

      1996     $493,491         22%


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


Item 3 - Legal Proceedings
--------------------------

      None


Item 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

      During the fourth quarter of 1998, no matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise.


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


                               High     Low
                               ----     ---
      1998     1st Quarter      .25      .05
               2nd Quarter      .25      .05
               3rd Quarter      .25      .03
               4th Quarter      .25      .04

      1997     1st Quarter      .25      .02
               2nd Quarter      .25      .02
               3rd Quarter      .25      .02
               4th Quarter      .25      .02

      1996     1st Quarter     3.25     2.25
               2nd Quarter     2.75     1.00
               3rd Quarter     1.00      .25
               4th Quarter      .25      .02


      As of March 12, 1999, there were approximately 821 Shareholders based upon the number of record holders as of that date. The Company has paid no cash dividends since it's inception in 1970. At the present time, the Company intends to retain all potential earnings for future growth of the business.


Item 6 - Selected Financial Data
--------------------------------

      The following table summarizes certain financial data which are qualified by more detailed financial statements included herein.


                                     1998           1997           1996           1995           1994
                                     ----           ----           ----           ----           ----

Sales                             $1,844,782     $2,097,454     $2,216,978     $2,824,912     $4,050,844
Income (Loss) from operations        (99,081)      (130,842)       (94,578)       (48,310)       241,076
Net Income (Loss)                    (99,535)      (129,606)       (95,633)       (57,504)       203,009
Net Income (Loss)
 per Common share                     (0.026)        (0.034)        (0.025)        (0.015)         0.053
Weighted average shares
 outstanding                       3,792,308      3,790,122      3,784,566      3,731,425      3,830,875
Total Assets                         788,374        936,784      1,052,450      1,049,046      1,222,490
Long Term Obligations                    -0-            -0-            -0-          1,230          8,728
Stockholders' equity                 410,287        545,733        660,255        731,517        777,826
Cash Dividends Per Share                 -0-            -0-            -0-            -0-            -0-


Item 7 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
          and Results of Operation
          ------------------------

      1998 Compared with 1997
      -----------------------

      Sales for 1998 decreased from the corresponding period of 1997 by $
0.25 million or 12%, to $1.8 million. This decrease was primarily due to a decrease in overall sales volume. Domestic sales in 1998 were $ 1 million or 54% of total sales, compared to $ 1.4 million or 67% of total sales in 1997. International sales in 1998 were $0.8 million or 46% of total sales, compared to $ 0.7 million or 33% of total sales in 1997. The Company believes that the decrease in overall sales is due to declining domestic sales.

      Gross profit for 1998 decreased from the corresponding period of 1997 by $0.15 million, or 17%, to $0.7 million. As a percentage of total sales, gross profit was 39% and 41% for 1998 and 1997, respectively. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

      Selling and marketing expenses for 1998 decreased from the corresponding period of 1997 by approximately $ 0.2 million or 22% to $ 0.6 million. As a percentage of total sales, selling and marketing expenses decreased to 34% for 1998 compared to 38% for 1997. The decrease is primarily due to changes in marketing staff.

      General and administrative expenses for 1998 decreased from the corresponding period of 1997 by $.01 million, or 7% to $0.17 million. The decrease in G & A expenses is the result of changes in office staff. As a percentage of total sales, G & A expenses increased to 9.1% in 1998 compared to 8.7% in 1997.

      Research and development expenses for 1998 remained relatively steady in comparison to 1997 at $ .02 million. As a percentage of total sales, R & D expenses also remained steady at 1.0% of sales in 1998 and 1997.

      Loss from operations for 1998 as compared to the same period of 1997 decreased by $ .03 million. As a percentage of total sales, operating losses decreased to 5.4% for 1998 compared to 6.2% for 1997. The operating losses are a result of the factors indicated above.


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

      Research and development expenses for 1997 decreased from the corresponding period of 1996 by $.011 million, or 36% to $.02 million. As a percentage of total sales, R & D expenses decreased to .95% for 1997 compared to 1.4% for 1996. The decrease of R & D expenses are a result of a decrease in product development costs.

      Loss from operations for 1997 as compared to the same period of 1996 increased by $ .03 million. As a percentage of total sales, operating losses increased to 6.2% for 1997 compared to 4.3% for 1996. The operating losses are a result of the factors indicated above.


      Liquidity and capital resources
      -------------------------------

      Working capital at December 31, 1998 was $330,476 as compared to $452,364 in working capital at December 31, 1997. The decrease was attributable to the net loss for the year ended December 31, 1998.

      The Company maintains a $ 100,000 line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%. There were no borrowings outstanding on this line at December 31, 1998.

      There is no long term debt or other notes payable outstanding at December 31, 1998.

      Capital expenditures totaled approximately $7,000 in 1998 and $13,000 in 1997. No material purchase or capital commitments exist at December 31, 1998.

      The Company believes that cash generated from operations, together with the existing sources of debt financing, will be sufficient to meet foreseeable cash requirements through 1999.

      The Company is taking steps in 1999 to address Year 2000 readiness regarding manufacturing operations and internal systems. Outside computer consultants will be utilized to upgrade hardware and software required to become Year 2000 compliant. The estimated cost of such upgrades is approximately $15,000. In addition to internal systems upgrades, key suppliers of raw materials for manufacturing operations will be contacted to determine their readiness for Year 2000. In the event that a key supplier experiences Year 2000 problems, the Company believes that it has sufficient alternative suppliers to satisfy raw material needs.


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

            None


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


Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

      The Company has signed an agreement with Cramer Production Company, Inc. (Cramer) of Norwood, Massachusetts, to produce a series of instructional video tapes supporting modular technology programs offered by the Company. An officer/shareholder of Cramer is director of the Company. Cramer is responsible under the agreement for all video production and video cassette reproduction. The videotapes are exclusively marketed by Company. The Company provides scripts for the modules, technical representatives, program materials and is also responsible for packaging, design and promotion. Purchases from Cramer under this agreement were approximately $21,300 , $ 30,200 and $28,900 for the years ended December 31, 1998, 1997 and 1996, respectively.

      During the year ended December 31, 1997 and 1996, sales to a related entity were approximately $500 and $63,200. There were no such transactions for the year ended December 31, 1998. Commissions paid to the same entity for the years ended December 31, 1998, 1997, and 1996 were approximately $27,000, $26,000 and $15,900, respectively.

      The Company has entered into a lease agreement for its Tewksbury, Massachusetts facility with Lorig Corporation, which is owned by members of the family of an officer and majority stockholder of the Company. The Company believes the lease agreement is either favorable or comparable to others based on a market value of the facility.


                                   PART IV


Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K     Page
---------------------------------------------------------------------------     ----

      a)    The following documents are filed as a part of this Report:

            1.    Financial Statement:

                  Report of Independent Certified Public Accountants             10

                  Balance sheet at December 31, 1998 and 1997                    11

                  Statement of operations for the years
                  ended December 31, 1998, 1997 and 1996                         12

                  Statement of Stockholders' equity for the years
                  ended December 31, 1998, 1997 and 1996                         13

                  Statement of cash flows for the years
                  ended December 31, 1998, 1997 and 1996                        14

                  Notes to Financial Statements                                 15


            2.    Schedules for the years ended December 31, 1998, 1997
                  and 1996

                  Schedule II - Valuation and Qualifying Accounts              20

                  All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated financial statements and notes thereto.


            3.    Exhibits:

                  The following exhibits are filed herewith:

                  27.1 Financial data schedule                                 22


      b)    Reports on Form 8-K:

            The Company filed no Reports on Form 8-K with the Securities and Exchange Commissions during the quarter ended December 31, 1998.


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             --------------------------------------------------

To the Board of Directors and Stockholders of Megatech Corporation

      We have audited the accompanying balance sheet of Megatech Corporation as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megatech Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

      Our audits, referred to above, also include the financial schedules listed in the Index at Item 14(a)(2). In our opinion, based on our audit, such financial schedules present fairly the information required to be set forth therein.


                                       SULLIVAN BILLE, P.C.



Tewksbury, Massachusetts
February 12, 1999


                            MEGATECH CORPORATION
                            ====================

                  BALANCE SHEET, DECEMBER 31, 1998 AND 1997


                                                    1998            1997
----------------------------------------------------------------------------

                A S S E T S
                ===========

CURRENT ASSETS:
  Cash and cash equivalents                      $   187,580     $    55,026
  Accounts receivable:
    Trade (less allowance for doubtful
     accounts:  1998, $10,166; 1997,
     $11,070)                                        101,502         335,891
    Other                                             14,149          20,790
  Inventories                                        399,868         409,551
  Prepaid expenses                                     5,464          22,157
                                                 ---------------------------
      Total current assets                           708,563         843,415

PROPERTY AND EQUIPMENT - Net                          72,145          85,703

OTHER ASSETS                                           7,666           7,666
                                                 ---------------------------

      TOTAL                                      $   788,374     $   936,784
                                                 ===========================

       L I A B I L I T I E S   A N D
   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES:
  Note payable - bank                                            $    25,000
  Accounts payable:
    Trade                                        $   163,729         258,179
    Affiliate                                                         15,204
  Accrued liabilities:
    Customer advanced payments                       142,609          13,081
    Accrued commissions                                7,334          46,558
    Other                                             64,415          33,029
                                                 ---------------------------

      Total current liabilities                      378,087         391,051
                                                 ---------------------------

STOCKHOLDERS' EQUITY:
  Common stock, authorized, 5,000,000 shares
   of $.0143 par value; issued and
   outstanding, 3,792,308 shares                      54,230          54,230
  Additional paid-in capital                       4,013,947       4,049,858
  Deficit                                         (3,657,890)     (3,558,355)
                                                 ---------------------------

      Stockholders' equity - net                     410,287         545,733
                                                 ---------------------------

      TOTAL                                      $   788,374     $   936,784
                                                 ===========================

                            See notes to financial statements.


                            MEGATECH CORPORATION
                            ====================

                           STATEMENT OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                      1998           1997           1996
---------------------------------------------------------------------------

SALES                              $1,844,782     $2,097,454     $2,216,978
COST OF SALES                       1,123,575      1,227,910      1,299,326
                                   ----------------------------------------
GROSS PROFIT                          721,207        869,544        917,652
                                   ----------------------------------------

OPERATING EXPENSES:
  Selling and marketing               626,836        798,965        788,010
  General and administrative          168,048        181,428        192,746
  Research and development             25,404         19,993         31,474
                                   ----------------------------------------

      Total operating
       Expenses                       820,288      1,000,386      1,012,230
                                   ----------------------------------------
LOSS FROM OPERATIONS                  (99,081)      (130,842)       (94,578)
OTHER INCOME (EXPENSE) - Net             (454)         1,236         (1,055)
                                   ----------------------------------------
NET LOSS                           $  (99,535)    $ (129,606)    $  (95,633)
                                   ========================================
NET LOSS PER SHARE - Basic and
 diluted                           $    (.026)    $    (.034)    $    (.025)
                                   ========================================

                     See notes to financial statements.


                            MEGATECH CORPORATION
                            ====================

                      STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                    COMMON STOCK        ADDITIONAL
                                --------------------      PAID-IN                     STOCKHOLDERS'
                                 SHARES      AMOUNT       CAPITAL       DEFICIT        EQUITY - NET
---------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995    3,762,058    $53,797    $4,010,836    $(3,333,116)       $731,517
ISSUANCE OF COMMON STOCK            5,250         75         5,990                          6,065
STOCK OPTIONS EXERCISED            22,000        315         2,985                          3,300
COMPENSATION                                                15,363                         15,363
STOCK OPTIONS TERMINATED                                      (357)                          (357)
NET LOSS FOR THE YEAR                                                     (95,633)        (95,633)
                                -----------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996    3,789,308     54,187     4,034,817     (3,428,749)        660,255
ISSUANCE OF COMMON STOCK            3,000         43           406                            449
COMPENSATION                                                14,875                         14,875
STOCK OPTIONS TERMINATED                                      (240)                          (240)
NET LOSS FOR THE YEAR                                                    (129,606)       (129,606)
                                -----------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997    3,792,308     54,230     4,049,858     (3,558,355)        545,733
COMPENSATION                                                 8,714                          8,714
STOCK OPTIONS TERMINATED                                   (44,625)                       (44,625)
NET LOSS FOR THE YEAR                                                     (99,535)        (99,535)
                                -----------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998    3,792,308    $54,230    $4,013,947    $(3,657,890)       $410,287
                                =================================================================

                     See notes to financial statements.


                            MEGATECH CORPORATION
                            ====================

                           STATEMENT OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                    1998         1997          1996
---------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(99,535)    $(129,606)    $(95,633)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Non-cash charges (credit) to net loss:
      Depreciation and amortization                   20,509        23,851       27,586
      Compensation funded by stock options - net     (35,911)       14,635       15,006
      Common stock awarded as compensation                             449        6,065
    Decrease (increase) in current assets:
      Accounts receivable                            241,030       103,457       74,258
      Inventories                                      9,683       (29,172)     (53,043)
      Prepaid expenses                                16,693        (5,030)     (11,588)
    Increase (decrease) in current
     liabilities:
      Accounts payable                              (109,654)      (44,880)      78,674
      Accrued liabilities                            121,690        19,988       35,946
                                                    -----------------------------------
        Net cash provided by (used in)
         operating activities                        164,505       (46,308)      77,271
                                                    -----------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES -
  Additions to property and equipment                 (6,951)      (13,184)      (5,425)
                                                    -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) line of credit - net   (25,000)       25,000
  Payments on capital lease obligation                              (1,252)      (2,954)
  Principal payments on notes payable                                           (37,000)
  Proceeds from issuance of common stock                                          3,300
                                                    -----------------------------------
        Net cash provided by (used in)
         financing activities                        (25,000)       23,748      (36,654)
                                                    -----------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         132,554       (35,744)      35,192

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        55,026        90,770       55,578
                                                    -----------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $187,580     $  55,026     $ 90,770
                                                    ===================================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                     $    892     $     756     $  1,189
  Taxes paid                                             715         1,393          187


                     See notes to financial statements.


                            MEGATECH CORPORATION
                            ====================

                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997 AND 1996

                            --------------------

1.    OPERATIONS

      Megatech Corporation is engaged in the production and sale of educational training programs in the energy, power and transportation areas which are sold domestically and internationally to educational institutions and government agencies. Inherent in the line of business in which the Company is engaged, is the risk of product line obsolescence due to technological advances. There also exists the risk that certain customers, such as governmental agencies, which are funded by tax revenues, may be subject to budget reductions. The Company grants credit to its customers. Approximately 46%, 33% and 22% of sales during the years ended December 31, 1998, 1997 and 1996, respectively, were from international sales.

      There were two customers which accounted for 26% of sales for the year ended December 31, 1996. One customer accounted for 28% and 20% of sales for the years ended December 31, 1998 and 1997, respectively. No other customers accounted for more than 10% of sales in each of the years ended December 31, 1998, 1997 and 1996.

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

      Income Taxes
      ------------

      Income taxes are accounted for under the asset and liability method.
        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.

3.    INVENTORIES

      Inventories consisted of the following:


                                December 31,
                            ---------------------
                              1998         1997
                              ----         ----

        Raw material        $186,176     $199,841
        Work in Process       37,477
        Finished goods       176,215      209,710
                            ---------------------
              Total         $399,868     $409,551
                            =====================


4.    NOTE PAYABLE - BANK

      The Company has a $100,000 ($200,000 at 1997) line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%, 9.25% at December 31, 1998. There were no borrowings outstanding on this line at December 31, 1998. Borrowings outstanding on this line were $25,000 at December 31, 1997.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:


                                                  December 31,
                                              ---------------------
                                                1998         1997
                                                ----         ----

        Machinery and equipment               $237,081     $237,081
        Office equipment                       124,270      117,319
        Leasehold improvements                  69,776       69,776
        Automobile                              32,632       32,632
                                              ---------------------
              Total                            463,759      456,808
        Less accumulated depreciation and
         amortization                          391,614      371,105
                                              ---------------------
        Property and equipment - net          $ 72,145     $ 85,703
                                              =====================


      The useful lives employed for computing depreciation and amortization on principal classes of property and equipment are as follows:


           Class Description        Years
           -----------------        -----

        Machinery and equipment     5 - 7
        Office equipment            5 - 7
        Leasehold improvements       10
        Automobile                    5


6.    LEASE AGREEMENTS

      The Company leases its office, research and production facility in Tewksbury, Massachusetts from a related party, under a five- year operating lease which expires in November 1999. Under the terms of the lease, as amended, the Company is responsible for all operating expenses and maintenance costs. Rent expense under this lease was approximately $86,000, $85,000 and $95,700 for the years ended December 31, 1998, 1997 and 1996, respectively. The future minimum lease payments due under the lease, as amended, are $78,000 for the year ending December 31, 1999.

7.    INCOME TAXES

      The Company has available federal net operating loss carryforwards of approximately $2,790,600 expiring through December 2018 and state operating loss carryforwards of approximately $306,800 expiring through December 2003.

      Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                       December 31,
                                                 -------------------------
                                                    1998           1997
                                                    ----           ----

        Deferred income tax assets:
          Federal and state net operating
           loss carryforwards                    $  977,900     $1,073,500
          Allowance for doubtful accounts,
           reserves and accruals                     42,400         57,100
                                                 -------------------------
              Total deferred income tax
               assets                             1,020,300      1,130,600

        Deferred income tax liabilities - tax
         over book depreciation                      (7,600)        (6,500)
        Valuation allowance for deferred tax
         assets                                  (1,012,700)    (1,124,100)
                                                 -------------------------
        Net recognized deferred income tax
         benefit                                 $   -0-        $   -0-
                                                 =========================


8.    RELATED PARTY TRANSACTIONS

      The Company has an agreement with Cramer Production Company, Inc.
        (Cramer) of Norwood, Massachusetts to produce a series of instructional video tapes supporting modular technology programs offered by the Company. An officer/shareholder of Cramer is a director of the Company. Cramer is responsible under the agreement for all video production and video cassette reproduction. The videotapes are exclusively marketed by the Company. The Company provides scripts for the modules, technical representatives, program materials and is also responsible for packaging, design and promotion. Purchases from Cramer under this agreement, included in cost of sales, were approximately $21,300, $30,200 and $28,900 for the years ended December 31, 1998, 1997 and 1996, respectively.

      During the years ended December 31, 1997 and 1996, sales to a related entity were approximately $500 and $63,200. There were no such transactions during the year ended December 31, 1998. Commissions paid to the same entity were approximately $27,000, $26,000 and $15,900 during 1998, 1997 and 1996, respectively.

9.    EMPLOYEE BENEFIT PLAN

      During the year ended December 31, 1997, the Company adopted a SIMPLE
        IRA Plan (the Plan), which covers all employees who meet certain requirements. Under the terms of the Plan, the Board of Directors determines annually the amount of the matching contribution. The matching contribution for the years ended December 31, 1998 and 1997 were approximately $6,300 and $2,400, respectively.

10.   NET LOSS PER SHARE

      Basic net loss per share has been computed using the weighted average number of common shares outstanding.

      Diluted net loss per share gives effect to all dilutive potential common shares that were outstanding during the period. The Company had a net loss for the years ended December 31, 1998, 1997 and 1996; therefore, none of the options outstanding at period end were included in the diluted net loss per share calculation for the years ended December 31, 1998, 1997 and 1996, since they were anti-dilutive.

      The weighted average number of shares outstanding is as follows:


                   Year Ended      Number of
                  December 31,      Shares
                  ------------     ---------

                      1998         3,792,308
                      1997         3,790,122
                      1996         3,784,566


11.   STOCK OPTIONS PLANS

      The Company has issued stock options to various directors, officers, employees and others under various stock option plans. Under the terms of the plans, one third of the options become exercisable one year from the date of grant, two thirds two years from the date of grant and all options expire three years from the date of grant.

      The following table summarizes stock option activity:


                                              Stock          Price
                                             Options       Per Share
                                             -------       ---------

        Outstanding at December 31, 1995      81,000     $ .15 - $2.75
        Granted                               27,000              1.00
        Expired or cancelled                 (10,000)              .15
        Exercised                            (22,000)              .15

        Outstanding at December 31, 1996      76,000       .15 - $2.75
        Expired or cancelled                 (34,000)      .15 -  1.00

        Outstanding at December 31, 1997      42,000      1.00 -  2.75
        Expired                              (42,000)     1.00 -  2.75

        Outstanding at December 31, 1998         -0-             $ -0-


12.   RECLASSIFICATION OF AMOUNTS

      Certain amounts in the financial statements for the years ended
        December 31, 1997 and 1996 have been reclassified to conform to current year presentation.

                            --------------------

                                                                    SCHEDULE II


                            MEGATECH CORPORATION
                            ====================


                                        VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------------------------------------------------------
          COLUMN A                COLUMN B             COLUMN C            COLUMN D    COLUMN E
-----------------------------------------------------------------------------------------------
                                                      ADDITIONS
                                               ------------------------
                                 BALANCE AT    CHARGED TO    CHARGED TO                 BALANCE
                                  BEGINNING     COSTS AND      OTHER                     AT END
         DESCRIPTION               OF YEAR      EXPENSES      ACCOUNTS    DEDUCTIONS    OF YEAR
-----------------------------------------------------------------------------------------------
Year Ended December 31, 1996:
-----------------------------
  Reserve for obsolescence       $10,000          $-0-          $-0-         $-0-       $10,000
  Allowance for doubtful
   Accounts                      $11,580          $-0-          $-0-         $-0-       $11,580

Year Ended December 31, 1997:
-----------------------------
  Reserve for obsolescence       $10,000          $-0-          $-0-         $-0-       $10,000
  Allowance for doubtful
   Accounts                      $11,580          $-0-          $-0-         $510       $11,070

Year Ended December 31, 1998:
-----------------------------
  Reserve for obsolescence       $10,000          $-0-          $-0-         $-0-       $10,000
  Allowance for doubtful
   Accounts                      $11,070          $-0-          $-0-         $904       $10,166
-----------------------------------------------------------------------------------------------



                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      MEGATECH CORPORATION
      (Registrant)


By:   /s/ Vahan V. Basmajian
      ----------------------
      Vahan V. Basmajian, President, Treasurer and Director


Date:_______________________________


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By:   /s/ Vahan V. Basmajian
      ----------------------
      Vahan V. Basmajian, President, Treasurer and Director


By:   /s/ Ralph E. Hawes
      ------------------
      Ralph E. Hawes, Director


By:   /s/ Dennis A. Humphrey
      ----------------------
      Dennis A. Humphrey, Director & Clerk


By:   /s/ Thomas J. Martin
      --------------------
      Thomas J. Martin, Director


Date:_____________________________