Form 10-Q
period 1999-03-31
MEGATECH CORP
filed 1999-05-13
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC. 20549
                                  FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________

                       Commission file number     0-9643

                            MEGATECH CORPORATION
           (Exact name of registrant as specified in its charter)

                Massachusetts                       04-2461059
      (State or other jurisdiction of             (IRS. Employer
       incorporation of organization)           Identification No.)

        555 WOBURN Street, TEWKSBURY,                  01876
  (Address of principal executive offices)          (Zip Code)

                               (978) 937-9600
            (Registrant's telephone number, including area code)


                     ___________________________________
               (Former name, former address and former fiscal
                     year, if changed since last report)


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

      There were 3,792,308 shares of common stock outstanding at May 6, 1999.

                            MEGATECH CORPORATION
                         QUARTERLY REPORT FORM 10-Q
                               March 31, 1999

                                                                     Page
                                                                     ----
PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Balance Sheet - March 31, 1999 and December 31, 1998         3

          Statement of Operations- for the three months ended          4
           March 31, 1999 and March 31, 1998

          Statement of Cash Flows- for the three months ended          5
           March 31, 1999 and March 31, 1998

          Notes to Financial Statements- March 31, 1999                6


ITEM 2.   Management's Discussion and Analysis of Financial            7
           Condition and Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk   8


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                            8

ITEM 2.   Changes in Securities and Use of Proceeds                    8

ITEM 3.   Defaults Upon Senior Securities                              8

ITEM 4.   Submission of Matters to a Vote of Security Holders          8

ITEM 5.   Other Information                                            8

ITEM 6.   Exhibits and Reports on Form 8-K                             8

          Signature Page                                               9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             MEGATECH CORPORATION
                                BALANCE SHEET

                                       MARCH 31, 1999     DEC. 31, 1998
                                        (UNAUDITED)          (AUDITED)
                                       --------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                $  169,726      $  187,580
  Accounts receivable:
    Trade                                     197,769         101,502
    Affiliate                                       0             355
    Other                                       1,914          13,794
  Inventories                                 387,610         399,868
  Prepaid expenses                             18,236           5,464
                                           --------------------------
      Total current assets                    775,255         708,563
                                           --------------------------
  Property, plant and equipment, net           67,528          72,145
  Other assets                                  7,666           7,666

                                           --------------------------
      Total Assets                         $  850,449      $  788,374
                                           ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note Payable - bank                      $        0      $        0
  Accounts Payable:
    Trade                                     169,672         163,729
    Affiliate                                  10,743               0
  Accrued Liabilities                         252,037         214,358
                                           --------------------------
      Total current liabilities               432,452         378,087
                                           --------------------------

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized; 3,792,308
   shares issued and outstanding               54,230          54,230
  Additional paid-in capital                4,013,946       4,013,947
  Deficit                                  (3,650,179)     (3,657,890)
                                           --------------------------
      Total stockholders' equity              417,997         410,287
                                           --------------------------

Total liabilities and stockholders'
 equity                                    $  850,449      $  788,374
                                           ==========================

See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                                   QUARTER ENDED
                                          MARCH 31, 1999    MARCH 31, 1998
                                          --------------------------------

Sales                                      $  520,654        $  619,714

Cost of sales                                 304,470           362,595
                                           ----------------------------
      Gross profit                            216,184           257,119
                                           ----------------------------
Operating expenses:
  Selling                                     168,305           194,311
  General and administrative                   36,447            45,744
  Research and development                      5,389             7,261
                                           ----------------------------
      Total operating expenses                210,141           247,316
                                           ----------------------------
      Income from operations                    6,043             9,803
                                           ----------------------------

Other income (expense):
  Interest                                      1,667              (242)
  Other                                             0                40

                                           ----------------------------
Other income (expense), net                     1,667              (202)
                                           ----------------------------
Net income                                 $    7,710        $    9,601
                                           ============================

Net income per share - basic and
 diluted                                   $    0.002        $    0.003
                                           ============================

Weighted average number of common
 shares outstanding                         3,792,308         3,792,308
                                           ============================

See notes to financial statements.

                            MEGATECH CORPORATION
                           STATEMENT OF CASH FLOWS

                                                   QUARTER ENDED
                                          MARCH 31, 1999    MARCH 31,  1998
                                          --------------------------------

Cash flows from operating activities:

Net income (loss)                             $  7,710          $  9,601

Adjustments to reconcile net income to
 net cash provided by operating activities:

      Depreciation and amortization              4,617             4,895

Changes in operating assets and liabilities:

  Accounts receivable                          (84,032)           18,072
  Prepaid expenses                             (12,772)           21,724
  Inventories                                   12,258            16,945
  Accounts payable                              16,686             2,305
  Accrued liabilities                           37,679           (31,852)
                                              --------------------------
Net cash provided (used) by operating
 Activities                                    (17,854)           41,690
                                              --------------------------

Cash flows from investing activities:
  Purchases of property and equipment                0                 0
                                              --------------------------
Cash flows from financing activities:

  Payments on capital lease obligations              0                 0
  Principal payments on notes payable                0           (25,000)
                                              --------------------------
Net cash used by financing activities                0           (25,000)
                                              --------------------------
Net increase (decrease) in cash and
 cash equivalents                              (17,854)           16,690

Cash & cash equivalents, beginning of
 period                                        187,580            55,026
                                              --------------------------
Cash & cash equivalents, end of period        $169,726          $ 71,716
                                              ==========================

See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 1999

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

2. INVENTORIES:
   ------------

   Inventories consisted of the following:

                                          MARCH 31, 1999    DEC. 31, 1998
                                          -------------------------------

           Raw materials                     $141,586          $186,176
           Work in process                    102,488            37,477
           Finished goods                     143,536           176,215
                                             --------------------------
                                              387,610           399,868
                                             ==========================

3. MAJOR CUSTOMER INFORMATION:
   ---------------------------

   For the period ended March 31, 1999 and 1998, sales to one unrelated sales representative comprised 65% and 31% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR QUARTER ENDED MARCH 31, 1999 AND 1998

RESULTS OF OPERATIONS:
----------------------

Quarter Ended March 31, 1999 compared to quarter ended  March31, 1998

Sales for the quarter ended March 31, 1999 were $520,654, compared to $619,714 for the same quarter last year. The decrease was primarily due to an decrease in domestic sales.

Gross profit for the quarter ended March 31, 1999 was $216,184 or 41% of sales, compared to $257,119 or 41% of sales, for the same quarter last year. The decrease is the result of lower sales.

Operating expenses for the quarter ended March 31, 1999 were $210,141 or 40% of sales, compared to $247,316 or 40% of sales, for the same quarter last year. The decrease is attributable to a decrease in selling and marketing costs.

The net income for the quarter ended March 31, 1999 was $7,710 compared to a net income of $9,601 for the same quarter last year. The decrease is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Working capital as of March 31, 1999 was $349,091compared to $330,476 in
working capital at December 31, 1998.   The increase was attributable to
the net income for the quarter.

The company maintains a secured line of credit in the amount of $100,000. At March 31, 1999, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet forseeable cash requirements for the next twelve months.

The firm's backlog as of March 31, 1999 was approximately $399,513 compared to $306,226 for the same period ended in 1998.

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

                         PART II: OTHER INFORMATION

Item 1. Legal Proceedings:                   None.
--------------------------

Item 2. Changes in Securities:               None.
------------------------------

Item 3. Defaults Upon Senior Securities:     None.
----------------------------------------

Item 4. Submission of Matters to a
        Vote of Security Hold                None.
----------------------------------

Item 5. Other Information:                   None.
--------------------------

Item 6. Exhibits and Reports on Form 8-k:    None.
-----------------------------------------

<PAGR>  -8-

                                 SIGNATURES
                                 ----------

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       MEGATECH CORPORATION
                                       (Registrant)

May 10, 1999                           /s/ Vahan V. Basmajian
-------------------------------------------------------------------
Date                                       Vahan V. Basmajian
                                           President, Treasurer