Form 10-Q
period 1999-06-30
MEGATECH CORP
filed 1999-08-09
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549

                                  FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999 or

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

              _________________________________________________
               (Former name, former address and former fiscal
                     year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

There were 3,812,308 shares of common stock outstanding at August 4, 1999.

                            MEGATECH CORPORATION
                         QUARTERLY  REPORT FORM 10-Q
                                June 30, 1999

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)                            Page
          Balance Sheet - June 30, 1999 and December 31, 1998           3
          Statement of Operations- for the quarter and
           six months ended June 30, 1999 and June 30, 1998             4
          Statement of Cash Flows- for the six months ended
           June 30, 1999 and June 30, 1998                              5
          Notes to Financial Statements- June 30, 1999                  6

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk    9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                             9

ITEM 2.   Changes in Securities and Use of Proceeds                     9

ITEM 3.   Defaults Upon Senior Securities                               9

ITEM 4.   Submission of Matters to a Vote of Security Holders           9

ITEM 5.   Other Information                                             9

ITEM 6.   Exhibits and Reports on Form 8-K                              9

          Signature Page                                               10

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                             JUNE 30, 1999    DEC. 31, 1998
                                              (UNAUDITED)       (AUDITED)
                                             -------------    -------------

ASSETS
Current assets:
  Cash and cash equivalents                   $   183,150      $   187,580
  Accounts receivable:
    Trade                                         100,084          101,502
    Affiliate                                           0              355
    Other                                             765           13,794
  Inventories                                     310,510          399,868
  Prepaid expenses                                  4,954            5,464
                                              ----------------------------
      Total current assets                        599,463          708,563
                                              ----------------------------
  Property, plant and equipment, net               66,191           72,145
  Other assets                                      7,666            7,666
                                              ----------------------------
      Total Assets                            $   673,320      $   788,374
                                              ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts Payable:
    Trade                                     $   102,307      $   163,729
    Affiliate                                       1,785                0
  Accrued Liabilities                              84,650          214,358
                                              ----------------------------
      Total current liabilities                   188,742          378,087
                                              ----------------------------
Note payable                                       25,000                0
Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized; 3,812,308
   shares issued and outstanding                   54,230           54,230
  Additional paid-in capital                    4,013,947        4,013,947
  Deficit                                      (3,608,599)      (3,657,890)
                                              ----------------------------
      Total stockholders' equity                  459,578          410,287
                                              ----------------------------
Total liabilities and stockholders' equity    $   673,320      $   788,374
                                              ============================

See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                        SIX MONTHS ENDED                  QUARTER ENDED
                                 ------------------------------    ------------------------------
                                 JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999    JUNE 30, 1998
                                 -------------    -------------    -------------    -------------

Sales                             $  984,016       $1,081,677       $  463,362       $  461,963
Cost of sales                        536,694          604,452          232,224          241,857
                                  -------------------------------------------------------------
      Gross profit                   447,322          477,225          231,138          220,106
                                  -------------------------------------------------------------
Operating expenses:
  Selling                            304,106          353,997          142,088          159,685
  General and administrative          82,754           75,829           40,019           30,085
  Research and development            10,876           11,080            5,487            3,820
                                  -------------------------------------------------------------
      Total operating expenses       397,736          440,906          187,594          193,590
                                  -------------------------------------------------------------
      Income from operations          49,586           36,319           43,544           26,516
                                  -------------------------------------------------------------
Other income (expense):
  Interest                             2,930                0            1,263                0
  Other                               (3,225)            (189)          (3,225)              14
                                  -------------------------------------------------------------
Other income (expense), net             (295)            (189)          (1,962)              14
                                  -------------------------------------------------------------
Net income                        $   49,291       $   36,130       $   41,582       $   26,530
                                  =============================================================
Net income per share - basic
 and diluted                      $    0.013       $    0.010       $    0.011       $    0.007
                                  =============================================================
Weighted average number of
 common                            3,812,308        3,792,308        3,812,308        3,792,308
                                  =============================================================

See notes to financial statements.

                            MEGATECH CORPORATION
                           STATEMENT OF CASH FLOWS

                                                         SIX MONTHS ENDED
                                                  ------------------------------
                                                  JUNE 30, 1999    JUNE 30, 1998
                                                  -------------    -------------

Cash flows from operating activities:

Net income (loss)                                   $  49,291        $  36,130

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                         8,952            9,791

Changes in operating assets and liabilities:
  Accounts receivable                                  14,802           36,367
  Prepaid expenses                                        510            5,848
  Inventories                                          89,358           36,426
  Accounts payable                                    (59,637)        (111,499)
  Accrued expenses                                   (129,708)          19,633
                                                    --------------------------
Net cash provided (used) by operating activities      (26,432)          32,696
                                                    --------------------------

Cash flows from investing activities:
  Purchases of property and equipment                  (6,224)          (6,951)
  Sales of property and equipment                       3,226                0
                                                    --------------------------
Net cash provided (used) by investing activities       (2,998)          (6,951)

Cash flows from financing activities:
  Principal payments on notes payable                       0          (25,000)
  Advances on notes payable                            25,000           35,000
                                                    --------------------------

Net cash used by financing activities                  25,000           10,000
                                                    --------------------------
Net increase (decrease) in cash and
 cash equivalents                                      (4,430)          35,745

Cash & cash equivalents, beginning of period          187,580           55,026
                                                    --------------------------
Cash & cash equivalents, end of period              $ 183,150        $  90,771
                                                    ==========================

See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1999

1.    BASIS OF PRESENTATION:
----------------------------

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

2.    INVENTORIES:
------------------

Inventories consisted of the following:

                                   JUNE 30, 1999    DEC. 31, 1998
                                   -------------    -------------

        Raw materials                 $160,131        $186,176
        Work in process                 24,388          37,477
        Finished goods                 125,991         176,215
                                      ------------------------
                                       310,510         399,868
                                      ========================

3.    MAJOR CUSTOMER INFORMATION:
---------------------------------

For the period ended June 30, 1999 and 1998, sales to one and four unrelated sales representatives comprised 66% and 50% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

RESULTS OF OPERATIONS:
----------------------

Quarter Ended June 30, 1999 compared to quarter ended  June 30, 1998

Sales for the quarter ended June 30, 1999 were $463,362, compared to $461,963 for the same quarter last year. The increase was primarily due to an increase in international sales.

Gross profit for the quarter ended June 30, 1999 was $231,138 or 50% of sales, compared to $220,106 or 48% of sales, for the same quarter last year. The increase is the result of lower direct labor costs and raw material costs.

Operating expenses for the quarter ended June 30, 1999 were $187,594 or 40% of sales, compared to $193,590 or 42% of sales, for the same quarter last year. The decrease is due to a decrease in selling and marketing costs.

The net income for the quarter ended June 30, 1999 was $41,582 compared to net income of $26,530 for the same quarter last year. The increase is the result of the items discussed above.

Six months Ended June 30, 1999 compared to six months ended  June 30, 1998

Sales for the six months ended June 30, 1999 were $984,016, compared to $1,081,677 for the same period last year. The decrease was due to production delays and slow deliveries.

Gross profit for the six months ended June 30, 1999 was $447,322 or 45% of sales, compared to $477,225 or 44% of sales, for the same period last year. The increase as a percentage of sales is the result of a decrease in direct labor and material costs, and an increase in sales prices.

Operating expenses for the six months ended June 30, 1999 were $397,736 or 40% of sales, compared to $440,906 or 41% of sales, for the same period last year. The decrease is attributable to a decrease in selling and marketing costs.

The net income for the six months ended June 30, 1999 was $49,291 compared to net income of $36,130 for the same period last year. The increase is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Working capital as of June 30, 1999 was $410,721 compared to $317,512 in working capital at December 31, 1998. The increase is attributable to the net income for the quarter.

The company maintains a secured line of credit in the amount of $100,000. At June 30, 1999, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

The firm's backlog as of June 30, 1999 was approximately $535,290 compared to $326,670 for same period ended in 1998.

The Company is taking steps in 1999 to address Year 2000 readiness regarding manufacturing operations and internal systems. Outside computer consultants are being utilized to upgrade hardware and software required to become Year 2000 compliant. The estimated cost of such upgrades is approximately $15,000. As of June 30, 1999, the Company has incurred $2,484 in hardware upgrade costs. In addition to internal system upgrades, key suppliers of raw materials for manufacturing operations will be contacted to determine their readiness for Year 2000. In the event that a key supplier experiences Year 2000 problems, the Company believes that it has sufficient alternative suppliers to satisfy raw material needs.

                            MEGATECH CORPORATION

ITEM 3.  QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

                         PART II: OTHER INFORMATION

Item 1.  Legal Proceedings:                                         None.
---------------------------

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

                                       MEGATECH CORPORATION
                                           (Registrant)

August 4, 1999                         /s/ Vahan V. Basmajian
--------------                         ----------------------
Date                                   Vahan V. Basmajian
                                       President, Treasurer