Form 10-Q
period 1999-09-30
MEGATECH CORP
filed 1999-11-08
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999 or

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


        _____________________________________________________________
               (Former name, former address and former fiscal
                     year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  (X)    No  ( )

There were 3,812,308 shares of common stock outstanding at November 1, 1999.

                            MEGATECH CORPORATION
                         QUARTERLY REPORT FORM 10-Q
                             September 30, 1999

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)                              Page

          Balance Sheet - September 30, 1999 and December 31, 1998        3

          Statement of Operations- for the quarter and nine months
           ended September 30, 1999 and September 30, 1998                4

          Statement of Cash Flows- for the nine months ended
           September 30, 1999 and September 30, 1998                      5

          Notes to Financial Statements- September 30, 1999               6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk      9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                               9

ITEM 2.   Changes in Securities and Use of Proceeds                       9

ITEM 3.   Defaults Upon Senior Securities                                 9

ITEM 4.   Submission of Matters to a Vote of Security Holders             9

ITEM 5.   Other Information                                               9

ITEM 6.   Exhibits and Reports on Form 8-K                                9

          Signature Page                                                 10

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                                SEPT 30, 1999      DEC. 31, 1998
                                                 (UNAUDITED)         (AUDITED)
                                                --------------------------------


ASSETS
Current assets:
  Cash and cash equivalents                      $   88,865         $  187,580
  Accounts receivable:
    Trade                                           310,002            101,502
    Affiliate                                             0                355
    Other                                               220             13,794
  Inventories                                       321,658            399,868
  Prepaid expenses                                    4,053              5,464
                                                 -----------------------------
      Total current assets                          724,798            708,563
                                                 -----------------------------
  Property, plant and equipment, net                 70,104             72,145
  Other assets                                        7,666              7,666
                                                 -----------------------------
      Total Assets                               $  802,568         $  788,374
                                                 =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts Payable:
    Trade                                           164,077            163,729
    Affiliate                                           193                  0
  Accrued Liabilities                                93,005            214,358
                                                 -----------------------------
      Total current liabilities                     257,275            378,087
                                                 -----------------------------

Note payable                                         37,500                  0

Stockholders' equity:
  Common Stock, par value $.0143 per
   share, 5,000,000 shares authorized;
   3,812,308 shares issued and outstanding           54,230             54,230
  Additional paid-in capital                      4,013,947          4,013,947
  Deficit                                        (3,560,384)        (3,657,890)
                                                 -----------------------------
      Total stockholders' equity                    507,793            410,287
                                                 -----------------------------

Total liabilities and stockholders' equity       $  802,568         $  788,374
                                                 =============================

See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                             NINE MONTHS ENDED                    QUARTER ENDED
                                     ------------------------------      ------------------------------
                                     SEPT 30, 1999    SEPT 30, 1998      SEPT 30, 1999    SEPT 30, 1998
                                     ------------------------------------------------------------------

Sales                                 $1,472,339       $1,353,367         $  488,322       $  271,689

Cost of sales                            815,581          817,081            278,886          212,629
                                      ---------------------------------------------------------------
      Gross profit                       656,758          536,286            209,436           59,060
                                      ---------------------------
Operating expenses:
Selling                                  421,261          462,684            117,155          108,687
General and administrative               122,503          118,572             39,749           42,743
Research and development                  15,923           17,798              5,047            6,717
                                      ---------------------------------------------------------------
      Total operating expenses           559,687          599,054            161,951          158,147
                                      ---------------------------------------------------------------
      Income from operations              97,071          (62,768)            47,485          (99,087)
                                      ---------------------------------------------------------------

Other income (expense):
  Interest                                 3,659             (892)               729             (649)
  Other                                   (3,225)              54                  0                0
                                      ---------------------------------------------------------------
Other income (expense), net                  434             (838)               729             (649)
                                      ---------------------------------------------------------------
Net income                            $   97,505          (63,606)            48,214          (99,736)
                                      ===============================================================

Net income per share - basic
 and diluted                               0.026           (0.017)             0.013           (0.026)
                                      ===============================================================

Weighted average number of common     3,812,308         3,792,308          3,812,308        3,792,308
                                      ===============================================================

See notes to financial statements.

                            MEGATECH CORPORATION
                           STATEMENT OF CASH FLOWS

                                                              NINE MONTHS ENDED
                                                      --------------------------------
                                                      SEPT 30, 1999      SEPT 30, 1998
                                                      --------------------------------

Cash flows from operating activities:

Net income (loss)                                       $  97,505          $ (63,606)

Adjustments to reconcile net income to
 net cash provided by operating activities:

Non-cash charges (credits) to net income (loss):
  Expiration of stock options                                   0            (26,250)
  Depreciation and amortization                            13,569             14,687

Changes in operating assets and liabilities:
  Accounts receivable                                    (194,571)           210,371
  Prepaid expenses                                          1,411             11,644
  Inventories                                              78,210             76,426
  Accounts payable                                            541           (174,639)
  Accrued expenses                                       (121,353)            (2,351)
                                                        ----------------------------
Net cash provided (used) by operating activities         (124,688)            46,282
                                                        ----------------------------

Cash flows from investing activities:
  Purchases of property and equipment                     (14,753)            (6,951)
  Sales of property and equipment                           3,226                  0
                                                        ----------------------------
Net cash provided (used) by investing activities          (11,527)            (6,951)

Cash flows from financing activities:
  Principal payments on notes payable                           0            (60,000)
  Advances on notes payable                                37,500             35,000
                                                        ----------------------------
Net cash used by financing activities                      37,500            (25,000)
                                                        ----------------------------
Net increase (decrease) in cash and cash
 equivalents                                              (98,715)            14,331

Cash & cash equivalents, beginning of period              187,580             55,026
                                                        ----------------------------
Cash & cash equivalents, end of period                  $  88,865          $  69,357
                                                        ============================

See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1999

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

2.  INVENTORIES:
    ------------

Inventories consisted of the following:

                                    SEPT 30, 1999      DEC. 31, 1998
                                    --------------------------------

          Raw materials                $145,794           $186,176
          Work in process                33,218             37,477
          Finished goods                142,646            176,215
                                       ---------------------------
                                        321,658            399,868
                                       ===========================

3.  MAJOR CUSTOMER INFORMATION:
    ---------------------------

For the period ended September 30, 1999 and 1998, sales to one and two unrelated sales representatives comprised 44% and 26% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

RESULTS OF OPERATIONS:
----------------------

Quarter Ended September 30, 1999 compared to quarter ended September 30,
1998

Sales for the quarter ended September 30, 1999 were $488,322 compared to $271,689 for the same quarter last year. The increase was primarily due to an increase in sales to the military.

Gross profit for the quarter ended September 30, 1999 was $209,436 or 43% of sales, compared to $59,060 or 22% of sales, for the same quarter last year. The increase is the result of a writeoff of inventory of $70,409 in the quarter ended September 30, 1998.

Operating expenses for the quarter ended September 30, 1999 were $161,951 or 33% of sales, compared to $158,147 or 58% of sales, for the same quarter last year. The increase is due to an increase in selling and marketing costs.

The net income for the quarter ended September 30, 1999 was $48,214 compared to a net loss of $99,736 for the same quarter last year. The profits were derived from increased sales and better profit margins.

Nine months Ended September 30, 1999 compared to nine months ended September 30, 1998

Sales for the nine months ended September 30, 1999 were $1,472,339, compared to $1,353,367 for the same period last year. The increase was due to an increase in military sales.

Gross profit for the nine months ended September 30, 1999 was $656,758 or 45% of sales, compared to $536,286 or 40% of sales, for the same period last year. The increase is the result of a decrease in direct labor costs and material costs.

Operating expenses for the nine months ended September 30, 1999 were $559,687 or 38% of sales, compared to $599,054 or 44% of sales, for the same period last year. The decrease is attributable to a decrease in selling and marketing salaries and commissions.

The net income for the nine months ended September 30, 1999 was $97,505 compared to a net loss of $63,606 for the same period last year. The increase is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Working capital as of September 30, 1999 was $467,523 compared to $330,476 in working capital at December 31, 1998. The increase is attributable to the net income for the quarter.

The company maintains a secured line of credit in the amount of $100,000. At September 30, 1999, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

The firm's backlog as of September 30, 1999 was approximately $264,129 compared to $196,435 for same period ended in 1998.

The Company is taking steps in 1999 to address Year 2000 readiness regarding manufacturing operations and internal systems. Outside computer consultants are being utilized to upgrade hardware and software required to become Year 2000 compliant. The estimated cost of such upgrades is approximately $15,000. As of September 30, 1999, the Company has incurred $11,014 in hardware upgrade costs. In addition to internal system upgrades, key suppliers of raw materials for manufacturing operations will be contacted to determine their readiness for Year 2000. In the event that a key supplier experiences Year 2000 problems, the Company believes that it has sufficient alternative suppliers to satisfy raw material needs.

                            MEGATECH CORPORATION

ITEM 3.   QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK

Not applicable.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings:      None.
--------------------------------------

Item 2.  Changes in Securities:      None.
------------------------------------------

Item 3. Defaults Upon Senior Securities:      None.
---------------------------------------------------

Item 4. Submission of Matters to a
        Vote of Security Holders:      None.
--------------------------------------------

Item 5. Other Information:      None.
-------------------------------------

Item 6. Exhibits and Reports on Form 8-K:      None.
----------------------------------------------------

                                 SIGNATURES
                                 ----------

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       MEGATECH CORPORATION
                                       (Registrant)

November 1, 1999                       /s/ Vahan V. Basmajian
---------------------------------------------------------------------------
Date                                       Vahan V. Basmajian
                                           President, Treasurer