Form 10-K
period 1999-12-31
MEGATECH CORP
filed 2000-03-28
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      (FEE REQUIRED)

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM                   TO

                         Commission File No.  0-9646

                            MEGATECH CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Massachusetts                            04-2461059
-------------------------------      ----------------------------------
(State or other jurisdiction of      (IRS. Employer identification No.)
incorporation of organization)

        555   Woburn Street, Tewksbury,  Massachusetts       01876
        ----------------------------------------------    ----------
        (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code:    (978) 937-9600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on March 14, 2000 was approximately $253,167 based on the average of the closing bid and asked quotations of the Common Stock in the over the counter market. The number of shares held by nonaffiliates was
1,157,600.   Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of par value $ .0143 common stock outstanding as of March 14, 2000 was 3,813,708

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of the stockholders to be held on May 8, 2000 (the "Proxy
Statement") are incorporated by reference into Part III.


                                   PART I


Item 1- Description of Business
-------------------------------

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

      There was one customer which accounted for 36%, 28% and 20% of total sales for the years ended December 31, 1999, 1998 and 1997. No other customers accounted for more than 10% of sales in each of the years ended December 31, 1999, 1998 and 1997.

      Approximately 39%, 46% and 33% of sales during the years ended December 31, 1999, 1998 and 1997, respectively, were from international sales.

      The Company's backlog as of December 31, 1999 and 1998 was $803,524 and $459,929, respectively.

      As of December 31, 1999, the Company had 13 full-time and 2 part-time employees, in addition to it's independent domestic and international sales rep organizations.


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


      Export sales of the Company were as follows:
      --------------------------------------------


                          Percent of
      Year     Amount     Total Sales
      ----     ------     -----------

      1999    $699,214        39%

      1998    $847,077        46%

      1997    $693,481        33%


      Most of these sales are made upon receipt of Irrevocable Letters of Credit or prepayments.


Item 2 - Properties
-------------------

      The Company's administrative, sales and marketing, research and development, and manufacturing facility is located in Tewksbury, Massachusetts and consists of approximately 20,000 square feet under a lease with a related party which expired in November, 1999. The company now leases the facility on a tenant at will basis. The current facility will accommodate twice the current production levels. There is ample expansion capability beyond the current capacity for additional square footage for manufacturing.


Item 3 - Legal Proceedings
--------------------------

      None


Item 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

      During the fourth quarter of 1999, no matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise.


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


                             High    Low
                             ----    ---

      1999    1st Quarter    .31     .06
              2nd Quarter    .50     .13
              3rd Quarter    .44     .13
              4th Quarter    .38     .13

      1998    1st Quarter    .25     .05
              2nd Quarter    .25     .05
              3rd Quarter    .25     .03
              4th Quarter    .25     .04

      1997    1st Quarter    .25     .02
              2nd Quarter    .25     .02
              3rd Quarter    .25     .02
              4th Quarter    .25     .02


      As of March 14, 2000, there were approximately 837 Shareholders based upon the number of record holders as of that date. The Company has paid no cash dividends since it's inception in 1970. At the present time, the Company intends to retain all potential earnings for future growth of the business.


Item 6 - Selected Financial Data
--------------------------------

      The following table summarizes certain financial data which are qualified by more detailed financial statements included herein.


                                   1999         1998         1997         1996         1995
                                   ----         ----         ----         ----         ----

Sales                           1,794,553    1,844,782    2,097,454    2,216,978    2,824,912
Income (Loss) from operations       1,992      (99,081)    (130,842)     (94,578)     (48,310)
Net Income (Loss)                   1,593      (99,535)    (129,606)     (95,633)     (57,504)
Net Income (Loss)
 per Common share                   0.001       (0.026)      (0.034)      (0.025)      (0.015)
Weighted average shares
 outstanding                    3,805,239    3,792,308    3,790,122    3,784,566    3,731,425
Total Assets                      795,247      788,374      936,784    1,052,450    1,049,046
Long Term Obligations              37,500          -0-          -0-        - 0 -        1,230
Stockholders' equity              412,880      410,287      545,733      660,255      731,517
Cash Dividends Per Share                0          -0-          -0-        - 0 -        - 0 -


Item 7 - Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operation
         ------------------------

      1999 Compared with 1998

     Sales for 1999 decreased from the corresponding period of 1998 by $
0.05 million or 3%, to $1.8 million. This decrease was primarily due to a decrease in international sales. Domestic sales in 1999 were $ 1.1 million or 61% of total sales, compared to $ 1 million or 54% of total sales in 1998. International sales in 1999 were $0.7 million or 39% of total sales, compared to $ 0.8 million or 46% of total sales in 1998.

      Gross profit for 1999 increased from the corresponding period of 1998 by $0.04 million, or 5%, to $0.8 million. As a percentage of total sales, gross profit increased to 42% in 1999 compared to 39% in 1998. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

      Selling and marketing expenses for 1999 decreased from the corresponding period of 1998 by approximately $ 0.06 million or 9% to $ 0.6 million. As a percentage of total sales, selling and marketing expenses decreased to 32% for 1999 compared to 34% for 1998. The decrease is primarily due to a decrease in commissions paid to sales reps.

      General and administrative expenses for 1999 remained steady at $.16 million and 9% of sales in 1999 and 1998.

      Research and development expenses for 1999 remained steady at $.02 million and 1% of sales in 1999 and 1998.

      Income from operations for 1999 as compared to the same period of 1998 increased by $ .10 million. As a percentage of total sales, operating income increased to .11% for 1999 compared to operating losses of 5.4% in 1998. The operating income in 1999 are a result of the factors indicated above.

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

      Liquidity and capital resources
      -------------------------------

      Working capital at December 31, 1999 was $376,983 as compared to $330,476 in working capital at December 31, 1998. The increase was attributable to the net income for the year ended December 31, 1999 as well borrowings from long term debt.

      The Company maintains a $ 100,000 line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%. There were no borrowings outstanding on this line at December 31, 1999.

      Long term debt of $37,500 at December 31, 1999 consists of 8% convertible notes payable. There are no other notes payable outstanding at December 31, 1999.

      Capital expenditures totaled approximately $16,000 in 1999 and $7,000 in 1998. No material purchase or capital commitments exist at December 31, 1999.

      The Company believes that cash generated from operations, together with the existing sources of debt financing, will be sufficient to meet foreseeable cash requirements through 2000.


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


Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

      The Company has signed an agreement with Cramer Production Company, Inc. (Cramer) of Norwood, Massachusetts, to produce a series of instructional video tapes supporting modular technology programs offered by the Company. An officer/shareholder of Cramer is director of the Company. Cramer is responsible under the agreement for all video production and video cassette reproduction. The videotapes are exclusively marketed by Company. The Company provides scripts for the modules, technical representatives, program materials and is also responsible for packaging, design and promotion. Purchases from Cramer under this agreement were approximately $4,500 , $ 21,300 and $30,200 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Commissions paid to a related entity for the years ended December 31, 1999, 1998 and 1997 were approximately $12,000, $27,000 and $26,000, respectively.

      The Company has entered into a lease agreement for its Tewksbury, Massachusetts facility with Lorig Corporation, which is owned by members of the family of an officer and majority stockholder of the Company. The Company believes the lease agreement is either favorable or comparable to others based on a market value of the facility. The lease expired in November, 1999 and the Company now leases the facility on a tenant at will basis.


                                   PART IV



Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K    Page
---------------------------------------------------------------------------    ----

      a)    The following documents are filed as a part of this Report:

            1.    Financial Statement:

                  Report of Independent Certified Public Accountants            10

                  Balance sheet at December 31, 1999 and 1998                   11

                  Statement of operations for the years
                  ended December 31, 1999, 1998 and 1997                        12

                  Statement of Stockholders' equity for the years
                  ended December 31, 1999, 1998 and 1997                        13

                  Statement of cash flows for the years
                  ended December 31, 1999, 1998 and 1997                        14

                  Notes to Financial Statements                                 15


            2.    Schedules for the years ended December 31, 1999, 1998
                  and 1997

                  Schedule II - Valuation and Qualifying Accounts               20

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


      b)    Reports on Form 8-K:

            The Company filed no Reports on Form 8-K with the Securities and Exchange Commissions during the quarter ended December 31, 1999.


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
             --------------------------------------------------

To the Board of Directors and Stockholders of Megatech Corporation

      We have audited the accompanying balance sheet of Megatech
Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megatech Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

      Our audits, referred to above, also include the financial schedules listed in the Index at Item 14(a)(2). In our opinion, based on our audit, such financial schedules present fairly the information required to be set forth therein.



                                       SULLIVAN BILLE, P.C.


Tewksbury, Massachusetts
February 22, 2000


                            MEGATECH CORPORATION
                            ====================

                  BALANCE SHEET, DECEMBER 31, 1999 AND 1998


                                                    1999           1998
---------------------------------------------------------------------------


               A S S E T S
               ===========

CURRENT ASSETS:
  Cash and cash equivalents                      $    75,857    $   187,580
  Accounts receivable:
    Trade (less allowance for doubtful
     accounts: 1999, $9,934; 1998, $10,166)          280,389        101,502
    Other                                              3,581         14,149
  Inventories                                        357,662        399,868
  Prepaid expenses                                     4,361          5,464
                                                 --------------------------
      Total current assets                           721,850        708,563

PROPERTY AND EQUIPMENT - Net                          65,731         72,145

OTHER ASSETS                                           7,666          7,666
                                                 --------------------------

      TOTAL                                      $   795,247    $   788,374
                                                 ==========================

       L I A B I L I T I E S  A N D
   S T O C K H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable - trade                       $    77,192    $   163,729
  Accrued liabilities:
    Customer advanced payments                       172,953        142,609
    Accrued commissions                               24,055          7,334
    Other                                             70,667         64,415
                                                 --------------------------

      Total current liabilities                      344,867        378,087
                                                 --------------------------

LONG-TERM DEBT                                        37,500
                                                 --------------------------

STOCKHOLDERS' EQUITY:
  Common stock, authorized, 5,000,000 shares
   of $.0143 par value; issued and
   outstanding: 1999, 3,812,308 shares;
   1998, 3,792,308 shares                             54,516         54,230
  Additional paid-in capital                       4,014,661      4,013,947
  Deficit                                         (3,656,297)    (3,657,890)
                                                 --------------------------

      Stockholders' equity - net                     412,880        410,287
                                                 --------------------------

      TOTAL                                      $   795,247    $   788,374
                                                 ==========================


                     See notes to financial statements.


                            MEGATECH CORPORATION
                            ====================

                           STATEMENT OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                              1999          1998          1997
---------------------------------------------------------------------------------

SALES                                      $1,794,553    $1,844,782    $2,097,454
COST OF SALES                               1,034,245     1,123,575     1,227,910
                                           --------------------------------------
GROSS PROFIT                                  760,308       721,207       869,544
                                           --------------------------------------

OPERATING EXPENSES:
  Selling and marketing                       569,882       626,836       798,965
  General and administrative                  166,726       168,048       181,428
  Research and development                     21,708        25,404        19,993
                                           --------------------------------------

      Total operating expenses                758,316       820,288     1,000,386
                                           --------------------------------------
INCOME (LOSS) FROM OPERATIONS                   1,992       (99,081)     (130,842)
OTHER INCOME (EXPENSE) - Net                     (399)         (454)        1,236
                                           --------------------------------------
NET INCOME (LOSS)                          $    1,593    $  (99,535)   $ (129,606)
                                           ======================================
NET INCOME (LOSS) PER SHARE - Basic and
 diluted                                   $     .001    $    (.026)   $    (.034)
                                           ======================================


                     See notes to financial statements.


                            MEGATECH CORPORATION
                            ====================

                      STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                    COMMON STOCK        ADDITIONAL
                                --------------------     PAID-IN                      STOCKHOLDERS'
                                SHARES       AMOUNT      CAPITAL        DEFICIT       EQUITY - NET
---------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996    3,789,308    $54,187    $4,034,817    $(3,428,749)      $660,255
ISSUANCE OF COMMON STOCK            3,000         43           406                           449
COMPENSATION                                                14,875                        14,875
STOCK OPTIONS TERMINATED                                      (240)                         (240)
NET LOSS FOR THE YEAR                                                    (129,606)      (129,606)
                                ----------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997    3,792,308     54,230     4,049,858     (3,558,355)       545,733
COMPENSATION                                                 8,714                         8,714
STOCK OPTIONS TERMINATED                                   (44,625)                      (44,625)
NET LOSS FOR THE YEAR                                                     (99,535)       (99,535)
                                ----------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998    3,792,308     54,230     4,013,947     (3,657,890)       410,287
ISSUANCE OF COMMON STOCK           20,000        286           714                         1,000
NET INCOME FOR THE YEAR                                                     1,593          1,593
                                ----------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999    3,812,308    $54,516    $4,014,661    $(3,656,297)      $412,880
                                ================================================================


                     See notes to financial statements.


                            MEGATECH CORPORATION
                            ====================

                           STATEMENT OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                          1999         1998          1997
-------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $   1,593    $ (99,535)    $(129,606)

  Adjustments to reconcile net income (loss) to net
   Cash provided by (used in) operating activities:
    Non-cash charges (credit) to net income (loss):
      Depreciation and amortization                       19,092       20,509        23,851
      Compensation funded by stock options - net                      (35,911)       14,635
      Common stock awarded as compensation                 1,000                        449
      Loss on sale of property and equipment               3,225
    Decrease (increase) in current assets:
    Accounts receivable                                 (168,319)     241,030       103,457
    Inventories                                           42,206        9,683       (29,172)
    Prepaid expenses                                       1,103       16,693        (5,030)
  Increase (decrease) in current liabilities:
    Accounts payable                                     (86,537)    (109,654)      (44,880)
    Accrued liabilities                                   53,317      121,690        19,988
                                                       ------------------------------------
      Net cash provided by (used in)
       operating activities                             (133,320)     164,505       (46,308)
                                                       ------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES -
  Additions to property and equipment                    (15,903)      (6,951)      (13,184)
                                                       ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) line of credit - net                    (25,000)       25,000
  Payments on capital lease obligation                                               (1,252)
  Proceeds from issuance of long-term debt                37,500
                                                       ------------------------------------

      Net cash provided by (used in)
       financing activities                               37,500      (25,000)       23,748
                                                       ------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                            (111,723)     132,554       (35,744)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           187,580       55,026        90,770
                                                       ------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $  75,857    $ 187,580     $  55,026
                                                       ====================================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                        $     839    $     892     $     756
  Taxes paid                                                 351          715         1,393


                     See notes to financial statements.

                            MEGATECH CORPORATION
                            ====================

                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1999, 1998 AND 1997

                            --------------------

1.    OPERATIONS

      Megatech Corporation is engaged in the production and sale of educational training programs in the energy, power and transportation areas which are sold domestically and internationally to educational institutions and government agencies. Inherent in the line of business in which the Company is engaged, is the risk of product line obsolescence due to technological advances. There also exists the risk that certain customers, such as governmental agencies, which are funded by tax revenues, may be subject to budget reductions. The Company grants credit to its customers. Approximately 39%, 46% and 33% of sales during the years ended December 31, 1999, 1998 and 1997, respectively, were from international sales.

      There was one customer that accounted for 36%, 28% and 20% of sales for the years ended December 31, 1999, 1998 and 1997, respectively. No other customers accounted for more than 10% of sales in each of the years ended December 31, 1999, 1998 and 1997.

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

3.    INVENTORIES

      Inventories consisted of the following:


                             December 31,
                         --------------------
                           1999        1998
                           ----        ----

      Raw material       $182,614    $186,176
      Work in Process      29,903      37,477
      Finished goods      145,145     176,215
                         --------------------
            Total        $357,662    $399,868
                         ====================


4.    PROPERTY AND EQUIPMENT


      Property and equipment consisted of the following:

                                                December 31,
                                            --------------------
                                              1999        1998
                                              ----        ----

       Machinery and equipment              $242,571    $237,081
       Office equipment                      134,684     124,270
       Leasehold improvements                 69,776      69,776
       Automobile                             26,944      32,632
                                            --------------------
             Total                           473,975     463,759
       Less accumulated depreciation and
        Amortization                         408,244     391,614
                                            --------------------
      Property and equipment - net          $ 65,731    $ 72,145
                                            ====================


      The useful lives employed for computing depreciation and amortization on principal classes of property and equipment are as follows:


         Class Description       Years
         -----------------       -----

      Machinery and equipment    5 - 7
      Office equipment           5 - 7
      Leasehold improvements      10
      Automobile                   5


5.    LINE OF CREDIT

      The Company has a $100,000 line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5% (1999, 10%; 1998, 9.25%). There were no borrowings outstanding on this line at December 31, 1999 and 1998.

6.    LONG-TERM DEBT

      Long-term debt of $37,500 at December 31, 1999, consisted of 8% convertible notes payable. Interest is payable quarterly and the outstanding principle balance is due June 2001. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $1 per share. If at anytime prior to the notes maturity date or conversion by the holder, the Company's common stock has market price of at least $2 for five consecutive trading days, the notes are convertible at the option of the Company into shares of the Company's common stock at a conversion rate of $1 per share.

7.    LEASE AGREEMENTS

      The Company leased its office, research and production facility in Tewksbury, Massachusetts from a related party, under a five- year operating lease which expired in November 1999. The Company now leases the facility on a tenant-at-will basis. The Company is responsible for all operating expenses and maintenance costs. Rent expense was approximately $85,000, $86,000 and $85,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

8.    INCOME TAXES

      The Company has available federal net operating loss carryforwards of approximately $1,821,400 expiring through December 2018 and state operating loss carryforwards of approximately $300,200 expiring through December 2003.

      Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                     December 31,
                                               ------------------------
                                                 1999          1998
                                                 ----          ----

      Deferred income tax assets:
        Federal and state net operating
         loss carryforwards                    $ 647,800    $   977,900
        Allowance for doubtful accounts,
         reserves and accruals                    42,100         42,400
                                              -------------------------
            Total deferred income tax
             Assets                              689,900      1,020,300

      Deferred income tax liabilities - tax
       over book depreciation                     (9,000)        (7,600)
      Valuation allowance for deferred tax
       Assets                                   (680,900)    (1,012,700)
                                               ------------------------
       Net recognized deferred income tax
        Benefit                                $   -0-      $    -0-
                                               ========================


9.    RELATED PARTY TRANSACTIONS

      The Company has an agreement with Cramer Production Company, Inc.
        (Cramer) of Norwood, Massachusetts to produce a series of instructional video tapes supporting modular technology programs offered by the Company. An officer/shareholder of Cramer is a director of the Company. Cramer is responsible under the agreement for all video production and video cassette reproduction. The videotapes are exclusively marketed by the Company. The Company provides scripts for the modules, technical representatives, program materials and is also responsible for packaging, design and promotion. Purchases from Cramer under this agreement, included in cost of sales, were approximately $4,500, $21,300 and $30,200 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Commissions paid to a related entity were approximately $12,000, $27,000 and $26,000 during 1999, 1998 and 1997, respectively.

10.   EMPLOYEE BENEFIT PLAN

      The Company has a SIMPLE IRA Plan (the Plan), which covers all employees who meet certain requirements. Under the terms of the Plan, the Board of Directors determines annually the amount of the matching contribution. The matching contribution for the years ended December 31, 1999, 1998 and 1997 were approximately $4,400, $6,300 and $2,400, respectively.

11.   NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding.

      Diluted net income (loss) per share gives effect to all dilutive potential common shares that were outstanding during the period. None of the convertible debt or options outstanding at period end were included in the diluted net income (loss) per share calculation for the years ended December 31, 1999, 1998 and 1997, since they were anti-dilutive.

      The weighted average number of shares outstanding is as follows:


                     Year Ended      Number of
                     December 31,     Shares
                     ------------    ---------

                         1999        3,805,239
                         1998        3,792,308
                         1997        3,790,122


12.   STOCK OPTIONS PLANS

      The Company had issued stock options to various directors, officers, employees and others under various stock option plans. Under the terms of the plans, one third of the options become exercisable one year from the date of grant, two thirds two years from the date of grant and all options expire three years from the date of grant.

      The following table summarizes stock option activity:


                                                    Stock         Price
                                                   Options      Per Share
                                                   -------      ---------

      Outstanding at December 31, 1996              76,000      .15 - $2.75
      Expired or cancelled                         (34,000)     .15 -  1.00

      Outstanding at December 31, 1997              42,000     1.00 - 2.75
      Expired                                      (42,000)    1.00 - 2.75

      Outstanding at December 31, 1998 and 1999        -0-           $ -0-


                                                                   SCHEDULE II


                            MEGATECH CORPORATION
                            ====================


                                            VALUATION AND QUALIFYING ACCOUNTS
----------------------------------------------------------------------------------------------------
            COLUMN A                  COLUMN B             COLUMN C             COLUMN D    COLUMN E
----------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                                   ------------------------
                                     BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE
                                      BEGINNING     COSTS AND      OTHER                      AT END
           DESCRIPTION                 OF YEAR      EXPENSES      ACCOUNTS     DEDUCTIONS    OF YEAR
----------------------------------------------------------------------------------------------------

Year Ended December 31, 1997:
------------------------------
  Reserve for obsolescence            $10,000         $-0-          $-0-          $-0-       $10,000
  Allowance for doubtful accounts     $11,580         $-0-          $-0-          $510       $11,070

Year Ended December 31, 1998:
-----------------------------
  Reserve for obsolescence            $10,000         $-0-          $-0-          $-0-       $10,000
  Allowance for doubtful accounts     $11,070         $-0-          $-0-          $904       $10,166

Year Ended December 31, 1999:
-----------------------------
  Reserve for obsolescence            $10,000         $-0-          $-0-          $-0-       $10,000
  Allowance for doubtful accounts     $10,166         $-0-          $-0-          $232       $ 9,934
----------------------------------------------------------------------------------------------------



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


Date:  March 28, 2000


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


By:   /s/  Vahan V. Basmajian
      -----------------------
      Vahan V. Basmajian, President, Treasurer and Director


By:   /s/  Ralph E. Hawes
      -------------------
      Ralph E. Hawes, Director


By:   /s/  Dennis A. Humphrey
      -----------------------
      Dennis A. Humphrey, Director & Clerk


By:   /s/  Thomas J. Martin
      ---------------------
      Thomas J. Martin, Director


By:   /s/  Henry P. Ingwersen
      -----------------------
      Henry P. Ingwersen, Director


Date:  March 28, 2000