Form 10-Q
period 2000-03-31
MEGATECH CORP
filed 2000-05-10
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549
FORM 10-Q

(x)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000 or

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _______________

Commission file number 0-9643

MEGATECH CORPORATION
(Exact name of registrant as specified in its charter)
Massachusetts (State or other jurisdiction of incorporation of organization)	04-2461059 (IRS. Employer Identification No.)
555 WOBURN Street, TEWKSBURY, MA (Address of principal executive offices)	01876 (Zip Code)

(978) 937-9600
(Registrant's telephone number, including area code)

__________________________________________
(Former name, former address and former fiscal
year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X    No

There were 3,813,708 shares of common stock outstanding at May 2, 2000.

MEGATECH CORPORATION
QUARTERLY REPORT FORM 10-Q
March 31, 2000

PART 1. FINANICIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MEGATECH CORPORATION
BALANCE SHEET
	MARCH 31, 2000 (UNAUDITED)	DEC. 31, 1999 (AUDITED)
ASSETS Current assets: Cash and cash equivalents Accounts receivable: Trade Other Inventories Prepaid expenses Total current assets Property, plant and equipment, net Other assets Total Assets	$ 110,016 221,561 2,931 319,345 10,429 664,282 63,914 7,666 $ 735,862	$ 75,857 280,389 3,581 357,662 4,361 721,850 65,731 7,666 $ 795,247
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities: Accounts Payable: Trade Affiliate Accrued Liabilities Total current liabilities	$ 134,316 4,671 94,200 233,187	77,192 0 267,675 344,867
Long-Term Debt	37,500	37,500

Stockholders' equity:
    Common Stock, par value $.0143 per share,
      5,000,000 shares authorized; 3,813,708 (3,812,308
      @ 1999) shares issued and outstanding
    Additional paid-in capital
    Deficit
        Total stockholders' equity
Total liabilities and stockholders' equity

	54,536 4,014,949 (3,604,310) 465,175 $ 735,862	54,516 4,014,661 (3,656,297) 412,880 $ 795,247

See notes to financial statements

MEGATECH CORPORATION
STATEMENT OF OPERATIONS (UNAUDITED)
	QUARTER ENDED
	MARCH 31, 2000	MARCH 31, 1999
Sales Cost of sales Gross profit	681,465 374,756 306,709	520,654 304,470 216,184
Operating expenses Selling General and administrative Research and development Total operating expenses Income from operations	204,985 40,624 9,211 254,820 51,889	168,305 36,447 5,389 210,141 6,043
Other income (expense): Interest income Interest expense Other income (expense), net Net income	930 (832) 98 $ 51,987	1,667 0 1,667 $ 7,710
Net income per share - basic and diluted	$0.014	$0.002
Weighted average number of common shares outstanding	3,813,708	3,792,308

See notes to financial statements.

MEGATECH CORPORATION
STATEMENT OF CASH FLOWS
QUARTER ENDED
MARCH 31, 2000	MARCH 31, 1999

Cash flows from operating activities:
Net income (loss)
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization
    Common stock issued as compensation
Changes in operating assets and liabilities:
    Accounts receivable
    Prepaid expenses
    Inventories
    Accounts payable
    Accrued liabilities
Net cash provided (used) by operating activities
Cash flows from investing activities:
    Purchases of property and equipment
Net increase (decrease) in cash and cash equivalents
Cash & cash equivalents, beginning of period
Cash & cash equivalents, end of period

$ 51,987 4,617 308 77,789 (6,068) 38,317 61,795 (191,786) 36,959 (2,800) 34,159 75,857 $ 110,016	$ 7,710 4,617 0 (84,032) (12,772) 12,258 16,686 37,679 (17,854) 0 (17,854) 187,580 $ 169,726

See notes to financial statements.

MEGATECH CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000

1.    BASIS OF PRESENTATION:

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

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

2.    INVENTORIES:

Inventories consisted of the following:

	MARCH 31, 2000	DEC. 31, 1999
Raw materials Work in process Finished goods	$193,219 49,603 76,523 $319,345	$182,614 29,903 145,145 357,662

3.    MAJOR CUSTOMER INFORMATION:

For the period ended March 31, 2000 and 1999, sales to one unrelated sales representative comprised 61% and 65% of total sales, respectively.

ITEM 2.

MEGATECH CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR QUARTER ENDED MARCH 31, 2000 AND 1999

RESULTS OF OPERATIONS:

Quarter Ended March 31, 2000 compared to quarter ended March 31, 1999

Sales for the quarter ended March 31, 2000 were $681,465, compared to $520,654 for the same quarter last year. The increase was primarily due to an increase in international sales.

Gross profit for the quarter ended March 31, 2000 was $306,709 or 45% of sales, compared to $216,184 or 41% of sales, for the same quarter last year. The increase is the result of lower materials and labor costs.

Operating expenses for the quarter ended March 31, 2000 were $254,820 or 37% of sales, compared to $210,141 or 40% of sales, for the same quarter last year. The increase is attributable to an increase in selling and marketing costs.

The net income for the quarter ended March 31, 2000 was $51,987 compared to a net income of $7,710 for the same quarter last year. The increase is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital as of March 31, 2000 was $431,095 compared to $376,983 in working capital at December 31, 1999. The increase was attributable to the net income for the quarter.

The company maintains a secured line of credit in the amount of $100,000. At March 31, 2000, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet forseeable cash requirements for the next twelve months.

The firm's backlog as of March 31, 2000 was approximately $338,211 compared to $399,513 for the same period ended in 1999.

MEGATECH CORPORATION

ITEM 3.    QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings:	None.
Item 2. Changes in Securities:	None.
Item 3. Defaults Upon Senior Securities:	None.
Item 4. Submission of Matters to a Vote of Security Holders:	None.
Item 5. Other Information:	None.
Item 6. Exhibits and Reports on Form 8-K:	None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MEGATECH CORPORATION (Registrant)
May 8, 2000 ___________________________ Date	______________________________ Vahan V. Basmajian President, Treasurer