Form 10-Q
period 2000-06-30
MEGATECH CORP
filed 2000-08-10
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000 or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to
                                     ----------    ----------
                       Commission file number    0-9643

                            MEGATECH CORPORATION
           (Exact name of registrant as specified in its charter)

            Massachusetts                       04-2461059
       (State or other jurisdiction of        (IRS. Employer
      incorporation of organization)        Identification No.)

   555 WOBURN Street, TEWKSBURY,  MA               01876
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

There were 3,813,708 shares of common stock outstanding at August 2, 2000.

                            MEGATECH CORPORATION
                         QUARTERLY  REPORT FORM 10-Q
                                June 30, 2000

PART 1.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)                            Page

           Balance Sheet - June 30, 2000 and December 31, 1999           3

           Statement of Operations- for the three and six months
            ended June 30, 2000 and June 30, 1999                        4

           Statement of Cash Flows- for the six months ended             5
            June 30, 2000 and June 30, 1999

           Notes to Financial Statements- June 30, 2000                  6

ITEM 2.    Management's Discussion and Analysis of Financial             7
            Condition and Results of Operations

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk    8

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                             8

ITEM 2.    Changes in Securities and Use of Proceeds                     8

ITEM 3.    Defaults Upon Senior Securities                               8

ITEM 4.    Submission of Matters to a Vote of Security Holders           8

ITEM 5.    Other Information                                             8

ITEM 6.    Exhibits and Reports on Form 8-K                              8

           Signature Page                                                9

PART 1.    FINANICIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                                                 JUNE 30, 2000    DEC. 31, 1999
                                                                  (UNAUDITED)       (AUDITED)
                                                                 ------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $   26,659       $   75,857
  Accounts receivable:
    Trade                                                             350,116          280,389
    Other                                                               3,906            3,581
  Inventories                                                         271,362          357,662
  Prepaid expenses                                                      9,620            4,361
                                                                   ---------------------------
      Total current assets                                            661,663          721,850
                                                                   ---------------------------
  Property, plant and equipment, net                                   60,399           65,731
  Other assets                                                          7,666            7,666
                                                                   ---------------------------
      Total Assets                                                 $  729,728       $  795,247
                                                                   ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts Payable:
    Trade                                                          $  106,918           77,192
    Affiliate                                                             565                0
  Accrued Liabilities                                                  94,807          267,675
                                                                   ---------------------------
      Total current liabilities                                       202,290          344,867
                                                                   ---------------------------

Long-Term Debt                                                         37,500           37,500

Stockholders' equity:
  Common Stock, par value $.0143 per
   share, 5,000,000 shares authorized;
   3,813,708 (3,812,308 @ 1999) shares issued and outstanding          54,536           54,516
  Additional paid-in capital                                        4,014,949        4,014,661
  Deficit                                                          (3,579,547)      (3,656,297)
                                                                   ---------------------------

      Total stockholders' equity                                      489,938          412,880
                                                                   ---------------------------

      Total liabilities and stockholders' equity                   $  729,728       $  795,247
                                                                   ===========================

See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                             SIX MONTHS ENDED                 QUARTER ENDED
                                      ------------------------------    ------------------------------
                                      JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                      ----------------------------------------------------------------
Sales                                   $1,268,932       $  984,016       $  587,467       $  463,362

Cost of sales                              685,966          536,694          311,210          232,224
                                        -------------------------------------------------------------
     Gross profit                          582,966          447,322          276,257          231,138
                                        -------------------------------------------------------------
Operating expenses:
  Selling                                  404,076          304,106          199,091          142,088
  General and administrative                83,803           82,754           43,179           40,019
  Research and development                  18,050           10,876            8,839            5,487
                                        -------------------------------------------------------------
     Total operating expenses              505,929          397,736          251,109          187,594
                                        -------------------------------------------------------------
     Income from operations                 77,037           49,586           25,148           43,544
                                        -------------------------------------------------------------
Other income (expense):
  Interest income                            1,295            2,930              365            1,263
  Interest expense                          (1,582)               0             (750)               0
  Other                                          0           (3,225)               0           (3,225)
                                        -------------------------------------------------------------
Other income (expense), net                   (287)            (295)            (385)          (1,962)
                                        -------------------------------------------------------------
Net income                              $   76,750       $   49,291          $24,763       $   41,582
                                        =============================================================
Net income per share - basic
 and diluted                            $    0.020       $    0.013       $    0.006       $    0.011
                                        =============================================================
Weighted average number of  common       3,813,708        3,812,308        3,813,708        3,812,308
 shares outstanding                     =============================================================


See notes to financial statements.

                            MEGATECH CORPORATION
                           STATEMENT OF CASH FLOWS


                                                   SIX MONTHS ENDED
                                            -----------------------------
                                            JUNE 30, 2000   JUNE 30, 1999
                                            -----------------------------
Cash flows from operating activities:

Net income (loss)                               $ 76,750      $ 49,291

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation and amortization                    9,234         8,952
  Common stock issued as compensation                308             0

Changes in operating assets and liabilities:
  Accounts receivable                            (70,052)       14,802
  Prepaid expenses                                (5,259)          510
  Inventories                                     86,300        89,358
  Accounts payable                                30,291       (59,637)
  Accrued liabilities                           (172,868)     (129,708)
                                                 ---------------------
Net cash used by operating activities            (45,296)      (26,432)
                                                  --------------------

Cash flows from investing activities:
  Purchases of property and equipment             (3,902)       (6,224)
  Sales of property and equipment                      0         3,226
Net cash used by investing activities             (3,902)       (2,998)

Cash flows from financing activities:
  Advances on notes payable                            0        25,000
                                                ----------------------
Net cash provided by financing activities              0        25,000

Net decrease in cash and cash equivalents        (49,198)       (4,430)

Cash & cash equivalents, beginning of period      75,857       187,580
                                                ----------------------
Cash & cash equivalents,  end of period         $ 26,659      $183,150
                                                ======================

See notes to financial statements.

                            MEGATECH CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2000

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

2.    INVENTORIES:
      ------------

Inventories consisted of the following:

                                    JUNE 30, 2000    DEC. 31, 1999
                                    ------------------------------
        Raw materials                 $157,876         $182,614
        Work in process                 27,438           29,903
        Finished goods                  86,048          145,145
                                      -------------------------
                                      $271,362         $357,662
                                      =========================

3.    MAJOR CUSTOMER INFORMATION:
      ---------------------------

For the period ended June 30, 2000 and 1999, sales to two and one unrelated sales representative comprised 65% and 66% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

RESULTS OF OPERATIONS:
----------------------

Quarter Ended June 30, 2000 compared to quarter ended  June 30, 1999

Sales for the quarter ended June 30, 2000 were $587,467, compared to $463,362 for the same quarter last year. The increase was primarily due to an increase in domestic sales.

Gross profit for the quarter ended June 30, 2000 was $276,257 or 47% of sales, compared to $231,138 or 50% of sales, for the same quarter last year. The increase is the result of lower materials and labor costs.

Operating expenses for the quarter ended June 30, 2000 were $251,109 or 43% of sales, compared to $187,594 or 40% of sales, for the same quarter last year. The increase is attributable to an increase in selling and marketing costs.

The net income for the quarter ended June 30, 2000 was $24,763 compared to a net income of $41,582 for the same quarter last year. The decrease is the result of the items discussed above.

Six Months Ended June 30, 2000 compared to six months ended  June 30, 1999

Sales for the six months ended June 30, 2000 were $1,268,932 compared to $984,016 for the same period last year. The increase was primarily due to an increase in domestic sales.

Gross profit for the six months ended June 30, 2000 was $582,966 or 46% of sales, compared to $447,322 or 45% of sales, for the same period last year. The increase is the result of lower materials and labor costs.

Operating expenses for the six months ended June 30, 2000 were $505,929 or 40% of sales, compared to $397,736 or 40% of sales, for the same period last year. The increase is attributable to an increase in selling and marketing costs.

The net income for the six months ended June 30, 2000 was $76,750 compared to a net income of $49,291 for the same period last year. The increase is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital as of June 30, 2000 was $459,373 compared to $376,983 in working capital at December 31, 1999. The increase was attributable to the net income for the six months.

The company maintains a secured line of credit in the amount of $100,000. At June 30, 2000, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet forseeable cash requirements for the next twelve months.

The firm's backlog as of June 30, 2000 was approximately $371,950 compared to $535,290 for the same period ended in 1999.

                            MEGATECH CORPORATION

ITEM 3.    QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK

Not applicable.


PART II:   OTHER INFORMATION

Item 1.    Legal Proceedings:                   None.
-----------------------------------------------------

Item 2.    Changes in Securities:               None.
-----------------------------------------------------

Item 3. Defaults Upon Senior Securities:        None.
-----------------------------------------------------

Item 4.    Submission of Matters to a
            Vote of Security Holders:           None.
-----------------------------------------------------

Item 5. Other Information:                      None.
-----------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K:    None.
-----------------------------------------------------

                                 SIGNATURES
                                 ----------


      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            MEGATECH CORPORATION
                                (Registrant)

August 2, 2000              /s/  Vahan V. Basmajian
--------------------------------------------------------------
Date                             Vahan V. Basmajian
                                 President, Treasurer