Form 10-Q
period 2000-09-30
MEGATECH CORP
filed 2000-11-14
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000 or

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

There were 3,813,708 shares of common stock outstanding at November 6, 2000.

                            MEGATECH CORPORATION
                         QUARTERLY REPORT FORM 10-Q
                             September 30, 2000

PART 1.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements (Unaudited)                              Page
                                                                          ----

            Balance Sheet - September 30, 2000 and December 31, 1999        3

            Statement of Operations- for the quarter and nine months
             ended September 30, 2000 and September 30, 1999                4

            Statement of Cash Flows- for the nine months ended
             September 30, 2000 and September 30, 1999                      5

            Notes to Financial Statements- September 30, 2000               6

ITEM 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk      9

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                               9

ITEM 2.     Changes in Securities and Use of Proceeds                       9

ITEM 3.     Defaults Upon Senior Securities                                 9

ITEM 4.     Submission of Matters to a Vote of Security Holders             9

ITEM 5.     Other Information                                               9

ITEM 6.     Exhibits and Reports on Form 8-K                                9

            Signature Page                                                 10

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET


                                                    Sept 30, 2000    Dec. 31, 1999
                                                     (UNAUDITED)       (AUDITED)
                                                    ------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                          $    77,085      $    75,857
  Accounts receivable:
    Trade                                                313,720          280,389
    Other                                                  4,355            3,581
  Inventories                                            253,000          357,662
  Prepaid expenses                                         8,455            4,361
                                                     ----------------------------
      Total current assets                               656,615          721,850
                                                     ----------------------------
  Property, plant and equipment, net                      57,244           65,731
  Other assets                                             7,666            7,666
                                                     ----------------------------
      Total Assets                                   $   721,525      $   795,247
                                                     ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts Payable:
    Trade                                            $    49,689           77,192
    Affiliate                                                120                0
  Accrued Liabilities                                     85,378          267,675
                                                     ----------------------------
      Total current liabilities                          135,187          344,867
                                                     ----------------------------

Note payable                                              37,500           37,500

Stockholders' equity:
  Common Stock, par value $.0143 per
   share, 5,000,000 shares authorized;
   3,813,708 shares issued and outstanding,               54,536           54,516
  Additional paid-in capital                           4,014,949        4,014,661
  Deficit                                             (3,520,647)      (3,656,297)
                                                     ----------------------------

      Total stockholders' equity                         548,838          412,880
                                                     ----------------------------

      Total liabilities and stockholders' equity     $   721,525      $   795,247
                                                     ============================

See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)


                                                    NINE MONTHS ENDED                      QUARTER ENDED
                                            --------------------------------     --------------------------------
                                            Sept. 30, 2000    Sept. 30, 1999     Sept. 30, 2000    Sept 30, 1999
                                            ---------------------------------------------------------------------

Sales                                         $1,780,976        $1,472,339          $ 512,044        $ 488,322

Cost of sales                                    867,656           815,581            181,689          278,886
                                              -----------------------------------------------------------------
    Gross profit                                 913,320           656,758            330,355          209,436
                                              -----------------------------------------------------------------

Operating expenses:
  Selling                                        619,026           421,261            214,950          117,155
  General and administrative                     127,325           122,503             43,524           39,749
  Research and development                        26,002            15,923              7,951            5,047
                                              -----------------------------------------------------------------
      Total operating expenses                   772,353           559,687            266,425          161,951
                                              -----------------------------------------------------------------
      Income from operations                     140,967            97,071             63,930           47,485
                                              -----------------------------------------------------------------

Other income (expense):
  Interest                                        (1,107)            3,659               (820)             729
  Other                                           (4,210)           (3,225)            (4,210)               0
                                              -----------------------------------------------------------------
Other income (expense), net                       (5,317)              434             (5,030)             729
                                              -----------------------------------------------------------------
Net income                                    $  135,650        $   97,505          $  58,900        $  48,214
                                              ================================================================
Net income per share - basic and diluted      $    0.036        $    0.026          $   0.015        $   0.013
                                              ================================================================
Weighted average number of common
 shares outstanding                            3,813,708         3,812,308          3,813,708        3,812,308
                                              ================================================================


See notes to financial statements.

                            MEGATECH CORPORATION
                           STATEMENT OF CASH FLOWS


                                                            NINE MONTHS ENDED
                                                     -------------------------------
                                                     Sept. 30, 2000    Sept 30, 1999
                                                     -------------------------------

Cash flows from operating activities:

Net income                                              $ 135,650        $  97,505

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Non-cash charges (credits) to net income:
    Depreciation and amortization                          14,694           13,569
    Common stock issued as compensation                       308                0

Changes in operating assets and liabilities:
  Accounts receivable                                     (34,105)        (194,571)
  Prepaid expenses                                         (4,094)           1,411
  Inventories                                             104,662           78,210
  Accounts payable                                        (27,383)             541
  Accrued expenses                                       (182,297)        (121,353)
                                                        --------------------------
Net cash provided (used) by operating activities            7,435         (124,688)
                                                        --------------------------

Cash flows from investing activities:
  Purchases of property and equipment                      (6,207)         (14,753)
  Sales of property and equipment                               0            3,226
                                                        --------------------------
Net cash provided (used) by investing activities           (6,207)         (11,527)
                                                        --------------------------

Cash flows from financing activities:
  Advances on notes payable                                     0           37,500
                                                        --------------------------
Net cash provided by financing activities                       0           37,500
                                                        --------------------------

Net increase (decrease) in cash and
 cash equivalents                                           1,228          (98,715)

Cash & cash equivalents, beginning of period               75,857          187,580
                                                        --------------------------
Cash & cash equivalents, end of period                  $  77,085        $  88,865
                                                        ==========================


See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2000

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

2.    INVENTORIES:
      ------------

      Inventories consisted of the following:


                         Sept. 30, 2000    Dec. 31, 1999
                         -------------------------------

      Raw materials         $180,294          $182,614
      Work in process          8,613            29,903
      Finished goods          64,093           145,145
                            --------------------------
                             253,000           357,662
                            ==========================

3.    MAJOR CUSTOMER INFORMATION:
      ---------------------------

      For the period ended September 30, 2000 and 1999, sales to two and one unrelated sales representatives comprised 61% and 44% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS:
----------------------

Quarter Ended September 30, 2000 compared to quarter ended
September 30, 1999

Sales for the quarter ended September 30, 2000 were $512,044 compared to $488,322 for the same quarter last year. The increase was primarily due to an increase in domestic sales.

Gross profit for the quarter ended September 30, 2000 was $330,355 or 65% of sales, compared to $209,436 or 43% of sales, for the same quarter last year. The increase is the result of lower material and labor costs.

Operating expenses for the quarter ended September 30, 2000 were $266,425 or 52% of sales, compared to $161,951 or 33% of sales, for the same quarter last year. The increase is due to an increase in selling and marketing costs.

The net income for the quarter ended September 30, 2000 was $58,900 compared to a net income of $48,214 for the same quarter last year. The profits were derived from increased sales and better profit margins.


Nine months Ended September 30, 2000 compared to nine months ended September 30, 1999

Sales for the nine months ended September 30, 2000 were $1,780,976, compared to $1,472,339 for the same period last year. The increase was due to an increase in domestic sales.

Gross profit for the nine months ended September 30, 2000 was $913,320 or 51% of sales, compared to $656,758 or 45% of sales, for the same period last year. The increase is the result of a decrease in direct labor costs and material costs.

Operating expenses for the nine months ended September 30, 2000 were $772,355 or 43% of sales, compared to $559,687 or 38% of sales, for the same period last year. The increase is attributable to an increase in selling and marketing expenses.

The net income for the nine months ended September 30, 2000 was $135,650 compared to net income of $97,505 for the same period last year. The increase is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Working capital as of September 30, 2000 was $521,428 compared to $376,983 in working capital at December 31, 1999. The increase is attributable to the net income for the year.

The company maintains a secured line of credit in the amount of $200,000. At September 30, 2000, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

The firm's backlog as of September 30, 2000 was approximately $94,130 compared to $264,129 for same period ended in 1999.

                            MEGATECH CORPORATION

ITEM 3.     QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK

Not applicable.


PART II:    OTHER INFORMATION

Item 1.     Legal Proceedings:                    None.
-------------------------------------------------------

Item 2.     Changes in Securities:                None.
-------------------------------------------------------

Item 3.     Defaults Upon Senior Securities:      None.
-------------------------------------------------------

Item 4.     Submission of Matters to a
             Vote of Security Holders:            None.
-------------------------------------------------------

Item 5.     Other Information:                    None.
-------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K:         None.
-------------------------------------------------------

                                 SIGNATURES
                                 ----------


      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            MEGATECH CORPORATION
                                (Registrant)


November 6, 2000                       /s/ Vahan V. Basmajian
---------------------------------------------------------------------
Date                                       Vahan V. Basmajian
                                           President, Treasurer