Form 10-K
period 2000-12-31
MEGATECH CORP
filed 2001-03-29
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      (FEE REQUIRED)

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File No. 0-9646

                            MEGATECH CORPORATION
           (Exact name of registrant as specified in its charter)

         Massachusetts                              04-2461059
(State or other jurisdiction of         (IRS. Employer identification No.)
 incorporation of organization)

555 Woburn Street, Tewksbury, Massachusetts            01876
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on March 21, 2001 was approximately $230,221 based on the average of the closing bid and asked quotations of the Common Stock in the over the counter market. The number of shares held by nonaffiliates was 2,558,008. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of par value $.0143 common stock outstanding as of March 21, 2001 was 3,815,408.

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of the stockholders to be held on May 14, 2001 (the "Proxy Statement") are incorporated by reference into Part III.

                                   PART I

Item 1 - Description of Business

      (a)   General Development of Business

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

      There were two customers which accounted for 63% of sales for the year ended December 31, 2000, and one customer which accounted for 36% and 28% of sales for the years ended December 31, 1999 and 1998, respectively. No other customers accounted for more than 10% of sales in each of the years ended December 31, 2000, 1999 and 1998.

      Approximately 28%, 39% and 46% of sales during the years ended December 31, 2000, 1999 and 1998, respectively, were from international sales.

      The Company's backlog as of December 31, 2000 and 1999 was $216,434 and $803,524, respectively.

      As of December 31, 2000, the Company had 9 full-time and 0 part-time employees, in addition to it's independent domestic and international sales rep organizations.

      (b)   Financial Information About Industry Segments

      N/A

      (c)   Narrative Description of Business

      See (a) above.

      (d) Financial Information About Foreign and Domestic Operations and Exports Sales

      The Company presently has no operations in foreign countries.

      Export sales of the Company were as follows:

                                  Percent of
           Year       Amount      Total Sales
           ----------------------------------

           2000      $571,127         28%

           1999      $699,214         39%

           1998      $847,077         46%

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

Item 3 - Legal Proceedings

      None

Item 4 - Submission of Matters to a Vote of Security Holders:

      During the fourth quarter of 2000, no matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise.

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

                                 High     Low
                                 ------------

      2000      1st Quarter      .50      .12
                2nd Quarter      .50      .12
                3rd Quarter      .31      .09
                4th Quarter      .16      .07

      1999      1st Quarter      .31      .06
                2nd Quarter      .50      .13
                3rd Quarter      .44      .13
                4th Quarter      .38      .13

      1998      1st Quarter      .25      .05
                2nd Quarter      .25      .05
                3rd Quarter      .25      .03
                4th Quarter      .25      .04

      As of March 20, 2001, there were approximately 841 Shareholders based upon the number of record holders as of that date. The Company has paid no cash dividends since it's inception in 1970. At the present time, the Company intends to retain all potential earnings for future growth of the business.

Item 6 - Selected Financial Data

      The following table summarizes certain financial data which are qualified by more detailed financial statements included herein.

                                      2000            1999            1998            1997            1996
                                   -------------------------------------------------------------------------

Sales                              2,075,724       1,794,553      $1,844,782      $2,097,454      $2,216,978
Income (Loss) from operations         73,378           1,992         (99,081)       (130,842)        (94,578)
Net Income (Loss)                     67,712           1,593         (99,535)       (129,606)        (95,633)
Net Income (Loss)  per Common
 share                                 0.018           0.001          (0.026)         (0.034)         (0.025)
Weighted average shares
 outstanding                       3,813,719       3,805,239       3,792,308       3,790,122       3,784,566
Total Assets                         700,821         795,247         788,374         936,784       1,052,450
Long Term Obligations                    -0-          37,500             -0-             -0-             -0-
Stockholders' equity                 481,019         412,880         410,287         545,733         660,255
Cash Dividends Per Share                 -0-             -0-             -0-             -0-             -0-

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

      2000 Compared with 1999

      Sales for 2000 increased from the corresponding period of 1999 by $0.28 million or 16%, to $2.1 million. This increase was primarily due to an increase in overall sales volume. Domestic sales in 2000 were $1.5 million or 72% of total sales, compared to $1.1 million or 61% of total sales in 1999. International sales in 2000 were $0.6 million or 28% of total sales, compared to $0.7 million or 39% of total sales in 1999. The Company believes that the increase in overall sales is due to increased domestic sales.

      Gross profit for 2000 increased from the corresponding period of 1999 by $0.29 million, or 38%, to $1.0 million. As a percentage of total sales, gross profit was 50% and 42% for 2000 and 1999, respectively. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

      Selling and marketing expenses for 2000 increased from the corresponding period of 1999 by approximately $0.2 million or 36% to $0.8 million. As a percentage of total sales, selling and marketing expenses increased to 37% for 2000 compared to 32% for 1999. The increase is primarily due to changes in marketing staff and increased commissions.

      General and administrative expenses for 2000 decreased from the corresponding period of 1999 by $.01 million, or 4% to $0.16 million. The decrease in G & A expenses is the result of changes in office staff. As a percentage of total sales, G & A expenses decreased to 7.7% in 2000 compared to 9.3% in 1999.

      Research and development expenses for 2000 increased from the corresponding period of 1999 by $.01 million or 61%. As a percentage of sales, R & D expenses increased to 2% of sales in 2000 compared to 1% of sales in 1999.

      Income from operations for 2000 as compared to the same period of 1999 increased by $.07 million. As a percentage of total sales, operating income increased to 3.5% for 2000 compared to .11% for 1999. Operating income is the result of the factors indicated above.

      1999 Compared with 1998

      Sales for 1999 decreased from the corresponding period of 1998 by $0.05 million or 3%, to $1.8 million. This decrease was primarily due to a decrease in international sales. Domestic sales in 1999 were $1.1 million or 61% of total sales, compared to $1 million or 54% of total sales in 1998. International sales in 1999 were $0.7 million or 39% of total sales, compared to $0.8 million or 46% of total sales in 1998.

      Gross profit for 1999 increased from the corresponding period of 1998 by $0.04 million, or 5%, to $0.8 million. As a percentage of total sales, gross profit increased to 42% in 1999 compared to 39% in 1998. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

      Selling and marketing expenses for 1999 decreased from the corresponding period of 1998 by approximately $0.06 million or 9% to $0.6 million. As a percentage of total sales, selling and marketing expenses decreased to 32% for 1999 compared to 34% for 1998. The decrease is primarily due to a decrease in commissions paid to sales reps.

      General and administrative expenses for 1999 remained steady at $.16 million and 9% of sales in 1999 and 1998.

      Research and development expenses for 1999 remained steady at $.02 million and 1% of sales in 1999 and 1998.

      Income from operations for 1999 as compared to the same period of 1998 increased by $.10 million. As a percentage of total sales, operating income increased to .11% for 1999 compared to operating losses of 5.4% in 1998. The operating income in 1999 are a result of the factors indicated above.

      Liquidity and capital resources

      Working capital at December 31, 2000 was $397,809 as compared to $376,983 in working capital at December 31, 1999. The increase was attributable to the net income for the year ended December 31, 2000.

      The Company maintains a $200,000 line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%. There were no borrowings outstanding on this line at December 31, 2000.

      Capital expenditures totaled approximately $27,000 in 2000 and $16,000 in 1999. No material purchase or capital commitments exist at December 31, 2000.

      The Company believes that cash generated from operations, together with the existing sources of debt financing, will be sufficient to meet foreseeable cash requirements through 2001.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

      Not appicable.

Item 8 - Financial Statements and Supplementary Data

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

Item 13 - Certain Relationships and Related Transactions

      Commissions paid to a related entity for the years ended December 31, 2000, 1999 and 1998 were approximately $1,800, $12,000 and $27,000, respectively.

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

                                   PART IV

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                                                                       Page

      a) The following documents are filed as a part of this Report:

            1.    Financial Statement:

                  Report of Independent Certified Public Accountants      9

                  Balance sheet at December 31, 2000 and 1999            10

                  Statement of operations for the years
                  ended December 31, 2000, 1999 and 1998                 11

                  Statement of Stockholders' equity for the years
                  ended December 31, 2000, 1999 and 1998                 12

                  Statement of cash flows for the years
                  ended December 31, 2000, 1999 and 1998                 13

                  Notes to Financial Statements                          14


            2.    Schedules for the years ended December 31, 2000,
                  1999 and 1998

                  Schedule II - Valuation and Qualifying Accounts        19

                  All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated financial statements and notes thereto.

            3.    Exhibits:

                  The following exhibits are filed herewith:

                  None

      b)    Reports on Form 8-K:

            The Company filed no Reports on Form 8-K with the Securities and Exchange Commissions during the quarter ended December 31, 2000.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Megatech Corporation

      We have audited the accompanying balance sheet of Megatech Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megatech Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

      Our audits, referred to above, also include the financial schedules listed in the Index at Item 14(a)(2). In our opinion, based on our audit, such financial schedules present fairly the information required to be set forth therein.


                                       SULLIVAN BILLE, P.C.

Tewksbury, Massachusetts
February 26, 2001


                            MEGATECH CORPORATION

                  BALANCE SHEET, DECEMBER 31, 2000 AND 1999

                                                     2000             1999
                                                 ----------------------------

                                 A S S E T S

CURRENT ASSETS:
  Cash and cash equivalents                      $    27,585      $    75,857
  Accounts receivable:
    Trade (less allowance for doubtful
     accounts:  2000, $14,075; 1999, $9,934)         332,577          280,389
    Other                                              7,763            3,581
  Inventories                                        243,827          357,662
  Prepaid expenses                                     5,859            4,361
                                                 ----------------------------

      Total current assets                           617,611          721,850

PROPERTY AND EQUIPMENT - Net                          75,544           65,731

OTHER ASSETS                                           7,666            7,666
                                                 ----------------------------

      TOTAL                                      $   700,821      $   795,247
                                                 ============================

    L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable - trade                       $    95,381      $    77,192
  Accrued liabilities:
    Customer advanced payments                        14,405          172,953
    Accrued commissions                                8,820           24,055
    Other                                             63,696           70,667
  Current portion of long-term debt                   37,500
                                                 ----------------------------

Total current liabilities                            219,802          344,867
                                                 ----------------------------

LONG-TERM DEBT                                                         37,500
                                                 ----------------------------

STOCKHOLDERS' EQUITY:
  Common stock, authorized, 5,000,000
   shares of $.0143 par value;
   issued and outstanding:
   2000, 3,815,408 shares;
   1999, 3,812,308 shares                             54,560           54,516
  Additional paid-in capital                       4,015,044        4,014,661
  Deficit                                         (3,588,585)     (3,656,297)
                                                 ----------------------------

Stockholders' equity - net                           481,019          412,880
                                                 ----------------------------

TOTAL                                            $   700,821      $   795,247
                                                 ============================

See notes to financial statements.


                            MEGATECH CORPORATION

                           STATEMENT OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                               2000            1999            1998
                                            ------------------------------------------

SALES                                       $2,075,724      $1,794,553      $1,844,782

COST OF SALES                                1,029,285       1,034,245       1,123,575
                                            ------------------------------------------

GROSS PROFIT                                 1,046,439         760,308         721,207
                                            ------------------------------------------

OPERATING EXPENSES:
  Selling and marketing                        777,660         569,882         626,836
  General and administrative                   160,464         166,726         168,048
  Research and development                      34,937          21,708          25,404
                                            ------------------------------------------

      Total operating expenses                 973,061         758,316         820,288
                                            ------------------------------------------

INCOME (LOSS) FROM OPERATIONS                   73,378           1,992         (99,081)

OTHER EXPENSE - Net                              5,666             399             454
                                            ------------------------------------------

NET INCOME (LOSS)                           $   67,712      $    1,593      $  (99,535)
                                            ==========================================

NET INCOME (LOSS) PER SHARE - Basic and
 diluted                                    $     .018      $     .001      $    (.026)
                                            ==========================================

See notes to financial statements.


                            MEGATECH CORPORATION

                      STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                           COMMON STOCK           ADDITIONAL
                                      ----------------------       PAID-IN                        STOCKHOLDERS'
                                       SHARES        AMOUNT        CAPITAL          DEFICIT       EQUITY - NET
                                      -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997          3,792,308      $54,230      $4,049,858      $(3,558,355)      $545,733

COMPENSATION                                                           8,714                           8,714

STOCK OPTIONS
  TERMINATED                                                         (44,625)                        (44,625)

NET LOSS FOR THE YEAR                                                                 (99,535)       (99,535)
                                      -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998          3,792,308       54,230       4,013,947       (3,657,890)          410,287

ISSUANCE OF COMMON STOCK                 20,000          286             714                              1,000

NET INCOME FOR THE YEAR                                                                 1,593             1,593
                                      -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999          3,812,308       54,516       4,014,661       (3,656,297)          412,880

ISSUANCE OF COMMON STOCK                  3,100           44             383                                427

NET INCOME FOR THE YEAR                                                                67,712            67,712
                                      -------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000          3,815,408      $54,560      $4,015,044      $(3,588,585)         $481,019
                                      =========================================================================

See notes to financial statements.


                            MEGATECH CORPORATION

                           STATEMENT OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000           1999           1998
                                                           -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  67,712       $   1,593       $ (99,535)
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
    Non-cash charges (credit) to net income (loss):
      Depreciation and amortization                           17,546          19,092          20,509
      Compensation funded by stock options - net                                             (35,911)
      Common stock awarded as compensation                       427           1,000
      Loss on sale of property and equipment                                   3,225
    Decrease (increase) in current assets:
      Accounts receivable                                    (56,370)       (168,319)        241,030
      Inventories                                            113,835          42,206           9,683
      Prepaid expenses                                        (1,498)          1,103          16,693
    Increase (decrease) in current liabilities:
      Accounts payable                                        18,189         (86,537)       (109,654)
      Accrued liabilities                                   (180,754)         53,317         121,690
                                                           -----------------------------------------

Net cash provided by (used in) operating activities          (20,913)       (133,320)        164,505
                                                           -----------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES - Additions to
  property and equipment                                     (27,359)        (15,903)         (6,951)
                                                           -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit - net                                                           (25,000)
  Proceeds from issuance of long-term debt                                    37,500
                                                           -----------------------------------------

Net cash provided by (used in) financing activities                           37,500         (25,000)
                                                           -----------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (48,272)       (111,723)        132,554

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                75,857         187,580          55,026
                                                           -----------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  27,585       $  75,857       $ 187,580
                                                           =========================================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                            $   3,437       $     839       $     892
  Taxes paid                                                     404             351             715

See notes to financial statements.


                            MEGATECH CORPORATION

                       NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998

1.    OPERATIONS

      Megatech Corporation is engaged in the production and sale of educational training programs in the energy, power and transportation areas which are sold domestically and internationally to educational institutions and government agencies. Inherent in the line of business in which the Company is engaged is the risk of product line obsolescence due to technological advances. There also exists the risk that certain customers, such as governmental agencies, which are funded by tax revenues, may be subject to budget reductions. The Company grants credit to its customers. Approximately 28%, 39% and 46% of sales during the years ended December 31, 2000, 1999 and 1998, respectively, were from international sales.

      There were two customers that accounted for 63% of sales for the year ended December 31, 2000 and one customer that accounted for 36% and 28% of sales for the years ended December 31, 1999 and 1998, respectively. No other customers accounted for more than 10% of sales in each of the years ended December 31, 2000, 1999 and 1998.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates

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

3.    INVENTORIES

      Inventories consisted of the following:

                              December 31,
                         ----------------------
                           2000          1999
                         ----------------------

Raw material             $146,722      $182,614
Work in Process             8,993        29,903
Finished goods             88,112       145,145
                         ----------------------

      Total              $243,827      $357,662
                         ======================

4.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                             December 31,
                                        ----------------------
                                          2000          1999
                                        ----------------------

Machinery and equipment                 $245,855      $242,571
Office equipment                         140,938       134,684
Leasehold improvements                    69,776        69,776
Automobiles                               44,765        26,944
                                        ----------------------

      Total                              501,334       473,975

Less accumulated depreciation and
 amortization                            425,790       408,244
                                        ----------------------

Property and equipment - net            $ 75,544      $ 65,731
                                        ======================

The useful lives employed for computing depreciation and amortization on principal classes of property and equipment are as follows:

   Class Description                     Years
   -------------------------------------------

Machinery and equipment                  5 - 7
Office equipment                         5 - 7
Leasehold improvements                    10
Automobiles                                5

5.    LINE OF CREDIT

      The Company has a $200,000 ($100,000 at 1999) line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%. There were no borrowings outstanding on this line at December 31, 2000 and 1999.

6.    LONG-TERM DEBT

      Long-term debt of $37,500 at December 31, 1999, classified as current at December 31, 2000, consisted of 8% convertible notes payable. Interest is payable quarterly and the outstanding principle balance is due June 2001.
 The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $1 per share. If at anytime prior to the notes maturity date or conversion by the holder, the Company's common stock has market price of at least $2 for five consecutive trading days, the notes are convertible at the option of the Company into shares of the Company's common stock at a conversion rate of $1 per share.

7.    LEASE AGREEMENTS

      The Company leased its office, research and production facility in Tewksbury, Massachusetts from a related party, under a five- year operating lease which expired in November 1999. The Company now leases the facility on a tenant-at-will basis. The Company is responsible for all operating expenses and maintenance costs. Rent expense was approximately $85,000, $85,000 and $86,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

8.    INCOME TAXES

      The Company has available federal net operating loss carryforwards of approximately $548,100 expiring through December 2018 and state operating loss carryforwards of approximately $253,600 expiring through December 2003.

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                      December 31,
                                                                ------------------------
                                                                   2000           1999
                                                                ------------------------

Deferred income tax assets:
  Federal and state net operating loss carryforwards            $ 209,900      $ 647,800
  Allowance for doubtful accounts, reserves and accruals           31,400         42,100
                                                                ------------------------

      Total deferred income tax assets                            241,300        689,900

Deferred income tax liabilities - tax over book depreciation       (5,000)        (9,000)
Valuation allowance for deferred tax assets                      (236,300)      (680,900)
                                                                ------------------------

Net recognized deferred income tax benefit                      $     -0-      $     -0-
                                                                ========================

9.    RELATED PARTY TRANSACTIONS

      Commissions paid to a related entity were approximately $1,800, $12,000 and $27,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

10.   EMPLOYEE BENEFIT PLAN

      The Company has a SIMPLE IRA Plan (the Plan), which covers all employees who meet certain requirements. Under the terms of the Plan, the Board of Directors determines annually the amount of the matching contribution. The matching contribution for the years ended December 31, 2000, 1999 and 1998 were approximately $5,400, $4,400 and $6,300, respectively.

11.   NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per share has been computed using the weighted average number of common shares outstanding.

      Diluted net income (loss) per share gives effect to all dilutive potential common shares that were outstanding during the period. None of the convertible debt or options outstanding at period end were included in the diluted net income (loss) per share calculation for the years ended December 31, 2000, 1999 and 1998, since they were anti-dilutive.

      The weighted average number of shares outstanding is as follows:

       Year Ended            Number of
      December 31,            Shares
      --------------------------------

         2000               3,813,719
         1999               3,805,239
         1998               3,792,308

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

      The following table summarizes stock option activity:

                                                      Stock            Price
                                                     Options         Per Share
                                                     ---------------------------

Outstanding at December 31, 1997                     42,000       $1.00 -  $2.75
Expired                                             (42,000)       1.00 -   2.75
                                                    ----------------------------

Outstanding at December 31, 1998, 1999 and 2000         -0-       $          -0-
                                                    ============================


                                                                SCHEDULE II

                            MEGATECH CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS

           COLUMN A                   COLUMN B             COLUMN C          COLUMN D     COLUMN E
--------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                      BALANCE      -----------------------
                                          AT       CHARGED TO   CHARGED TO                BALANCE
                                      BEGINNING     COSTS AND     OTHER                   AT END
         DESCRIPTION                   OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS   OF YEAR
--------------------------------------------------------------------------------------------------

Year Ended December 31, 1998:

  Reserve for obsolescence             $10,000      $  -0-         $-0-         $-0-      $10,000
  Allowance for doubtful accounts      $11,070      $  -0-         $-0-         $904      $10,166

Year Ended December 31, 1999:

  Reserve for obsolescence             $10,000      $  -0-         $-0-         $-0-      $10,000
  Allowance for doubtful accounts      $10,166      $  -0-         $-0-         $232      $ 9,934

Year Ended December 31, 2000:

  Reserve for obsolescence             $10,000      $  -0-         $-0-         $-0-      $10,000
  Allowance for doubtful accounts      $ 9,934      $4,141         $-0-         $-0-      $14,075


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEGATECH CORPORATION
                                       (Registrant)

                                       By:  /s/ Vahan V. Basmajian
                                            Vahan V. Basmajian, President,
                                            Treasurer and Director

Date:______________________________

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:  /s/ Vahan V. Basmajian
     Vahan V. Basmajian, President, Treasurer and Director

By:  /s/ Ralph E. Hawes
     Ralph E. Hawes, Director

By:  /s/ Dennis A. Humphrey
     Dennis A. Humphrey, Director & Clerk

By:  /s/ Henry P. Ingwersen
     Henry P. Ingwersen, Director

By:  /s/ Varant Z. Basmajian
     Varant Z. Basmajian, Director

Date:______________________________