Form 10-Q
period 2001-03-31
MEGATECH CORP
filed 2001-05-14
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001 or

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

There were 3,815,408 shares of common stock outstanding at May 2, 2001.

                            MEGATECH CORPORATION
                         QUARTERLY REPORT FORM 10-Q
                               March 31, 2001

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)                             Page

          Balance Sheet - March 31, 2001 and December 31, 2000          3

          Statement of Operations- for the three months ended
           March 31, 2001 and March 31, 2000                            4

          Statement of Cash Flows- for the three months ended
           March 31, 2001 and March 31, 2000                            5

          Notes to Financial Statements- March 31, 2001                 6

ITEM 2.   Management's Discussion and Analysis of Financial             7
          Condition and Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk    8

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                             8

ITEM 2.   Changes in Securities and Use of Proceeds                     8

ITEM 3.   Defaults Upon Senior Securities                               8

ITEM 4.   Submission of Matters to a Vote of Security Holders           8

ITEM 5.   Other Information                                             8

ITEM 6.   Exhibits and Reports on Form 8-K                              8

          Signature Page                                                9

PART 1.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET


                                                    MARCH 31, 2001    DEC. 31, 2000
                                                      (UNAUDITED)       (AUDITED)
                                                    -------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                           $   48,110        $   27,585
  Accounts receivable:
    Trade                                                274,675           332,577
    Other                                                 11,555             7,763
    Inventories                                          266,865           243,827
    Prepaid expenses                                       2,274             5,859
                                                      ----------------------------
      Total current assets                               603,479           617,611

    Property, plant and equipment, net                    73,817            75,544
    Other assets                                           7,666             7,666
                                                      ----------------------------
          Total Assets                                $  684,962        $  700,821
                                                      ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts Payable - trade                            $  122,198        $   95,381
  Accrued Liabilities                                     91,207            86,921
  Current portion of long-term debt                       37,500            37,500
                                                      ----------------------------
      Total current liabilities                          250,905           219,802
                                                      ----------------------------

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized; 3,815,408
   shares issued and outstanding,                         54,560            54,560
  Additional paid-in capital                           4,015,044         4,015,044
  Deficit                                             (3,635,547)       (3,588,585)
                                                      ----------------------------
      Total stockholders' equity                         434,057           481,019
                                                      ----------------------------

      Total liabilities and stockholders' equity      $  684,962        $  700,821
                                                      ============================

See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)


                                                QUARTER ENDED
                                       MARCH 31, 2001    MARCH 31, 2000
                                       --------------------------------

Sales                                    $  365,022        $  681,465

Cost of sales                               172,104           374,756
                                         ----------------------------
      Gross profit                          192,918           306,709
                                         ----------------------------

Operating expenses:
  Selling                                   187,949           204,985
  General and administrative                 45,382            40,624
  Research and development                    5,564             9,211
                                         ----------------------------
      Total operating expenses              238,895           254,820
                                         ----------------------------
      Income (loss) from operations         (45,977)           51,889
                                         ----------------------------

Other income (expense):
  Interest income                                86               930
  Interest expense                             (881)             (832)
  Other income (expense)                       (190)                0
                                         ----------------------------
Other income (expense), net                    (985)               98
                                         ----------------------------
Net income (loss)                        $  (46,962)       $   51,987
                                         ============================

Net income (loss) per share - basic
 and diluted                             $   (0.012)       $    0.014
                                         ============================

Weighted average number of common
 shares outstanding                       3,815,408         3,813,708
                                         ============================

See notes to financial statements.

                            MEGATECH CORPORATION
                           STATEMENT OF CASH FLOWS


                                                          QUARTER ENDED
                                                 MARCH 31, 2001    MARCH 31, 2000
                                                 --------------------------------

Cash flows from operating activities:

Net income (loss)                                  $(46,962)         $  51,987

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation and amortization                       4,617              4,617
  Common stock issued as compensation                     0                308

Changes in operating assets and liabilities:
  Accounts receivable                                54,110             77,789
  Prepaid expenses                                    3,585             (6,068)
  Inventories                                       (23,038)            38,317
  Accounts payable                                   26,817             61,795
  Accrued liabilities                                 4,286           (191,786)
                                                   ---------------------------
Net cash provided by operating activities            23,415             36,959
                                                   ---------------------------

Cash flows from investing activities:
  Purchases of property and equipment                (2,890)            (2,800)
                                                   ---------------------------
Net increase in cash and cash equivalents            20,525             34,159

Cash & cash equivalents, beginning of period         27,585             75,857
                                                   ---------------------------
Cash & cash equivalents, end of period             $ 48,110          $ 110,016
                                                   ===========================

See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 2001

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

2.    INVENTORIES:
      ------------

      Inventories consisted of the following:


                              MARCH 31, 2001    DEC. 31, 2000
                              --------------------------------

           Raw materials         $134,535          $146,722
           Work in process         38,385             8,993
           Finished goods          93,945            88,112
                                 --------------------------
                                 $266,865          $243,827
                                 ==========================

3.    MAJOR CUSTOMER INFORMATION:
      ---------------------------

      For the period ended March 31, 2001 and 2000, sales to three and one unrelated sales representatives comprised 75% and 61% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR QUARTER ENDED MARCH 31, 2001 AND 2000

RESULTS OF OPERATIONS:
----------------------

Quarter Ended March 31, 2001 compared to quarter ended March 31, 2000

Sales for the quarter ended March 31, 2001 were $365,022, compared to $681,465 for the same quarter last year. The decrease was primarily due to a decrease in international sales.

Gross profit for the quarter ended March 31, 2001 was $192,918 or 53% of sales, compared to $306,709 or 45% of sales, for the same quarter last year. The increase as a percentage of sales is the result of lower materials and labor costs.

Operating expenses for the quarter ended March 31, 2001 were $238,895 or 65% of sales, compared to $254,820 or 37% of sales, for the same quarter last year. The increase as a percentage of sales is attributable to an increase in commission expense and decreased sales.

The net loss for the quarter ended March 31, 2001 was $46,962 compared to a net income of $51,987 for the same quarter last year. The decrease is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Working capital as of March 31, 2001 was $352,575 compared to $397,809 in working capital at December 31, 2000. The decrease was attributable to the net loss for the quarter.

The company maintains a secured line of credit in the amount of $200,000. At March 31, 2001, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet forseeable cash requirements for the next twelve months.

The firm's backlog as of March 31, 2001 was approximately $255,155 compared to $338,211 for the same period ended in 2000.

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

                            MEGATECH CORPORATION
                                (Registrant)

May 2, 2001                            /s/ Vahan V. Basmajian
-----------------------------------------------------------------------
Date                                       Vahan V. Basmajian
                                           President, Treasurer