Form 10-Q
period 2001-06-30
MEGATECH CORP
filed 2001-08-10
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001 or

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

There were 3,815,408 shares of common stock outstanding at August 1, 2001.

                            MEGATECH CORPORATION
                         QUARTERLY REPORT FORM 10-Q
                                June 30, 2001

PART 1.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)                            Page

           Balance Sheet - June 30, 2001 and December 31, 2000           3

           Statement of Operations- for the quarter and six
            months ended June 30, 2001 and June 30, 2000                 4

           Statement of Cash Flows- for the six months ended
            June 30, 2001 and June 30, 2000                              5

           Notes to Financial Statements- June 30, 2001                  6

ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk    9

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                             9

ITEM 2.    Changes in Securities and Use of Proceeds                     9

ITEM 3.    Defaults Upon Senior Securities                               9

ITEM 4.    Submission of Matters to a Vote of Security Holders           9

ITEM 5.    Other Information                                             9

ITEM 6.    Exhibits and Reports on Form 8-K                              9

           Signature Page                                               10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                            June 30, 2001     DEC. 31, 2000
                                             (UNAUDITED)        (AUDITED)
                                            -------------     -------------

ASSETS
Current assets:
  Cash and cash equivalents                 $    22,656       $    27,585
  Accounts receivable:
    Trade                                       239,238           332,577
    Other                                        11,307             7,763
  Inventories                                   246,722           243,827
  Prepaid expenses                               10,140             5,859
                                            -----------------------------
      Total current assets                      530,063           617,611

  Property, plant and equipment, net             82,200            75,544
  Other assets                                    7,666             7,666
                                            -----------------------------

        Total Assets                        $   619,929       $   700,821
                                            =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable - Trade                $    47,560       $    95,381
    Accrued Liabilities                          69,174            86,921
    Current portion of long-term debt            37,500            37,500
                                            -----------------------------
      Total current liabilities                 154,234           219,802
                                            -----------------------------

Stockholders' equity:
  Common Stock, par value $.0143 per
   share, 5,000,000 shares authorized;
   3,815,408 shares issued and
   outstanding                                   54,560            54,560
  Additional paid-in capital                  4,015,044         4,015,044
  Deficit                                    (3,603,909)       (3,588,585)
                                            -----------------------------
      Total stockholders' equity                465,695           481,019
                                            -----------------------------

      Total liabilities and
       stockholders' equity                 $   619,929       $   700,821
                                            =============================

See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                           SIX MONTHS ENDED                  QUARTER ENDED
                                   ------------------------------    ------------------------------
                                   June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                   -------------    -------------    -------------    -------------

Sales                                 $ 845,562       $1,268,932       $ 480,539        $ 587,467

Cost of sales                           363,145          685,966         191,041          311,210
                                      -----------------------------------------------------------
      Gross profit                      482,417          582,966         289,498          276,257
                                      -----------------------------------------------------------
Operating expenses:
  Selling                               389,839          404,076         201,890          199,091
  General and administrative             96,536           83,803          51,153           43,179
  Research and development                9,397           18,050           3,834            8,839
                                      -----------------------------------------------------------
      Total operating expenses          495,772          505,929         256,877          251,109
                                      -----------------------------------------------------------
Income (loss) from operations           (13,355)          77,037          32,621           25,148
                                      -----------------------------------------------------------

Other income (expense):
  Interest income                           138            1,295              52              365
  Interest expense                       (1,917)          (1,582)         (1,036)            (750)
  Other                                    (190)               0               0                0
                                      -----------------------------------------------------------
Other income (expense), net              (1,969)            (287)           (984)            (385)
                                      -----------------------------------------------------------
Net income (loss)                     $ (15,324)      $   76,750       $  31,637        $  24,763
                                      ===========================================================

Net income (loss) per share - basic
 and diluted                          $  (0.004)      $    0.020       $   0.008        $   0.006
                                      ===========================================================

Weighted average number of  common    3,815,408        3,813,708       3,815,408        3,813,708
                                      ===========================================================

See notes to financial statements.

                            MEGATECH CORPORATION
                           STATEMENT OF CASH FLOWS

                                                          SIX MONTHS ENDED
                                                   ------------------------------
                                                   June 30, 2001    June 30, 2000
                                                   -------------    -------------

Cash flows from operating activities:

Net income (loss)                                    $(15,324)        $  76,750

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

  Depreciation and amortization                         9,234             9,234
  Common stock issued as compensation                       0               308

Changes in operating assets and liabilities:

  Accounts receivable                                  89,795           (70,052)
  Prepaid expenses                                     (4,281)           (5,259)
  Inventories                                          (2,895)           86,300
  Accounts payable                                    (47,821)           30,291
  Accrued liabilities                                 (17,746)         (172,868)
                                                     --------------------------
Net cash provided (used) by operating activities       10,962           (45,296)
                                                     --------------------------

Cash flows from investing activities:
  Purchases of property and equipment                 (15,891)           (3,902)
                                                     --------------------------

Net cash provided (used) by investing activities      (15,891)           (3,902)
                                                     --------------------------

Cash flows from financing activities:
  Principal payments on notes payable                 (45,000)                0
  Advances on notes payable                            45,000                 0
                                                     --------------------------

Net cash used by financing activities                       0                 0
                                                     --------------------------

Net increase (decrease) in cash and
 cash equivalents                                      (4,929)          (49,198)

Cash & cash equivalents, beginning of period           27,585            75,857
                                                     --------------------------

Cash & cash equivalents, end of period               $ 22,656         $  26,659
                                                     ==========================

See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 2001

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

2.    INVENTORIES:
------------------

      Inventories consisted of the following:

                                  June 30, 2001      Dec. 31, 2000
                                  -------------      -------------

        Raw materials               $140,856            $146,722
        Work in process               17,368               8,993
        Finished goods                88,498              88,112
                                    ----------------------------
                                    $246,722            $243,827
                                    ============================

3.    MAJOR CUSTOMER INFORMATION:
---------------------------------

      For the period ended June 30, 2001 and 2000, sales to two unrelated sales representatives comprised 63% and 65% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

RESULTS OF OPERATIONS:
----------------------

Quarter Ended June 30, 2001 compared to quarter ended  June 30, 2000

Sales for the quarter ended June 30, 2001 were $480,539, compared to $587,467 for the same quarter last year. The decrease was primarily due to a decrease in domestic sales.

Gross profit for the quarter ended June 30, 2001 was $289,498 or 60% of sales, compared to $276,257 or 47% of sales, for the same quarter last year. The increase is the result of lower direct labor and materials costs.

Operating expenses for the quarter ended June 30, 2001 were $256,877 or 53% of sales, compared to $251,109 or 43% of sales, for the same quarter last year. The increase is due to an increase in selling and marketing costs.

The net income for the quarter ended June 30, 2001 was $31,637 compared to net income of $24,763 for the same quarter last year. The increase is the result of the items discussed above.

Six months Ended June 30, 2001 compared to six months ended June 30, 2000

Sales for the six months ended June 30, 2001 were $845,562, compared to $1,268,932 for the same period last year. The decrease was due to a decrease in international sales.

Gross profit for the six months ended June 30, 2001 was $482,417 or 57% of sales, compared to $582,966 or 46% of sales, for the same period last year. The increase as a percentage of sales is the result of a decrease in direct labor and materials costs.

Operating expenses for the six months ended June 30, 2001 were $495,772 or 59% of sales, compared to $505,929 or 40% of sales, for the same period last year. The increase as a percentage of sales is attributable to an increase in selling and marketing costs.

The net loss for the six months ended June 30, 2001 was $15,324 compared to net income of $76,750 for the same period last year. The decrease is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Working capital as of June 30, 2001 was $375,828 compared to $397,809 in
working capital at December 31, 2000.   The decrease is attributable to the
net loss for the year.

The company maintains a secured line of credit in the amount of $200,000. At June 30, 2001, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

The firm's backlog as of June 30, 2001 was approximately $340,643 compared to $371,950 for same period ended in 2000.


ITEM 3.  QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK

Not applicable.


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings:                            None.
----------------------------

Item 2.   Changes in Securities:                        None.
--------------------------------

Item 3.   Defaults Upon Senior Securities:              None.
------------------------------------------

Item 4. Submission of Matters to a
        Vote of Security Holders:                       None.
----------------------------------

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

                                       MEGATECH CORPORATION
                                       (Registrant)

August 1, 2001                         /s/ Vahan V. Basmjian
--------------                         ------------------------------------
Date                                   Vahan V. Basmajian
                                       President, Treasurer