Form 10-Q
period 2001-09-30
MEGATECH CORP
filed 2001-11-13
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001 or

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

There were 3,840,558 shares of common stock outstanding at October 29, 2001.

                            MEGATECH CORPORATION
                            --------------------
                         QUARTERLY REPORT FORM 10-Q
                             September 30, 2001

PART 1.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   Financial Statements (Unaudited)                             Page
                                                                       ----

          Balance Sheet - September 30, 2001 and December 31, 2000       3

          Statement of Operations- for the quarter and nine
           months ended September 30, 2001 and September 30, 2000        4

          Statement of Cash Flows- for the nine months ended
           September 30, 2001 and September 30, 2000                     5

          Notes to Financial Statements- September 30, 2001              6

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk     8

PART II.  OTHER INFORMATION
---------------------------

ITEM 1.   Legal Proceedings                                              8

ITEM 2.   Changes in Securities and Use of Proceeds                      8

ITEM 3.   Defaults Upon Senior Securities                                8

ITEM 4.   Submission of Matters to a Vote of Security Holders            8

ITEM 5.   Other Information                                              8

ITEM 6.   Exhibits and Reports on Form 8-K                               8

          Signature Page                                                 9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET


                                          Sept. 30, 2001    Dec. 31, 2000
                                            (UNAUDITED)       (AUDITED)
                                          --------------    -------------

ASSETS
Current assets:
  Cash and cash equivalents                $    93,568       $    27,585
  Accounts receivable:
    Trade                                      262,288           332,577
    Other                                        4,498             7,763
  Inventories                                  184,530           243,827
  Prepaid expenses                              10,204             5,859
                                           -----------------------------
      Total current assets                     555,088           617,611

Property, plant and equipment, net              77,132            75,544
Other assets                                     7,666             7,666
                                           -----------------------------

      Total Assets                         $   639,886       $   700,821
                                           =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                       $    27,901       $    95,381
    Accrued Liabilities                         63,988            86,921
    Current portion of long-term debt           37,500            37,500
                                           -----------------------------
      Total current liabilities                129,389           219,802
                                           -----------------------------

Stockholders' equity:
  Common Stock, par value $.0143 per
   share, 5,000,000 shares authorized;
   3,840,558 (3,815,408 at 2000) shares
   issued and outstanding                       54,920            54,560
  Additional paid-in capital                 4,016,947         4,015,044
  Deficit                                   (3,561,370)       (3,588,585)
                                           -----------------------------
      Total stockholders' equity               510,497           481,019
                                           -----------------------------

      Total liabilities and
       stockholders' equity                $   639,886       $   700,821
                                           =============================


See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)


                                             NINE MONTHS ENDED                     QUARTER ENDED
                                     --------------------------------    --------------------------------
                                     Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 2001    Sept. 30, 2000
                                     --------------    --------------    --------------    --------------

Sales                                  $1,342,768        $1,780,976        $  497,207        $  512,044

Cost of sales                             574,309           867,656           211,164           181,689
                                       ----------------------------------------------------------------
      Gross profit                        768,459           913,320           286,043           330,355
                                       ----------------------------------------------------------------

Operating expenses:
  Selling                                 591,641           619,026           201,802           214,950
  General and administrative              133,959           127,325            37,423            43,524
  Research and development                 12,925            26,002             3,528             7,951
                                       ----------------------------------------------------------------
      Total operating expenses            738,525           772,353           242,753           266,425
                                       ----------------------------------------------------------------
Income from operations                     29,934           140,967            43,290            63,930
                                       ----------------------------------------------------------------

Other income (expense):
  Interest income                             138                 0                 0                 0
  Interest expense                         (2,667)           (1,107)             (750)             (820)
  Other                                      (190)           (4,210)                0            (4,210)
                                       ----------------------------------------------------------------
Other income (expense), net                (2,719)           (5,317)             (750)           (5,030)
                                       ----------------------------------------------------------------
Net income                             $   27,215        $  135,650        $   42,540        $   58,900
                                       ================================================================

Net income per share - basic
 and diluted                           $    0.007        $    0.036        $    0.011        $    0.015
                                       ================================================================

Weighted average number of common       3,827,983         3,813,708         3,832,083         3,813,708
                                       ================================================================


                            MEGATECH CORPORATION
                     STATEMENT OF CASH FLOWS (Unaudited)


                                                            NINE MONTHS ENDED
                                                    --------------------------------
                                                    Sept. 30, 2001    Sept. 30, 2000
                                                    --------------    --------------

Cash flows from operating activities:

Net income                                             $ 27,215         $ 135,650

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation and amortization                          14,934            14,694
  Common stock issued as compensation                     2,263               308

Changes in operating assets and liabilities:

  Accounts receivable                                    73,554           (34,105)
  Prepaid expenses                                       (4,345)           (4,094)
  Inventories                                            59,297           104,662
  Accounts payable                                      (67,480)          (27,383)
  Accrued liabilities                                   (22,933)         (182,297)
                                                       --------------------------
Net cash provided (used) by operating activities         82,505             7,435
                                                       --------------------------

Cash flows from investing activities:
  Purchases of property and equipment                   (16,522)           (6,207)
                                                       --------------------------

Net cash provided (used) by investing activities        (16,522)           (6,207)
                                                       --------------------------

Cash flows from financing activities:

  Principal payments on notes payable                   (70,000)                0
  Advances on notes payable                              70,000                 0
                                                       --------------------------

Net cash used by financing activities                         0                 0
                                                       --------------------------

Net increase (decrease) in cash and
 cash equivalents                                        65,983             1,228

Cash & cash equivalents, beginning of period             27,585            75,857
                                                       --------------------------

Cash & cash equivalents, end of period                 $ 93,568         $  77,085
                                                       ==========================


See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2001

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

2.    INVENTORIES:
      ------------

      Inventories consisted of the following:


                         Sept. 30, 2001    Dec. 31, 2000
                         --------------    -------------

      Raw materials         $141,063          $146,722
      Work in process          4,037             8,993
      Finished goods          39,430            88,112
                            --------------------------
                            $184,530          $243,827
                            ==========================

3.    MAJOR CUSTOMER INFORMATION:
      ---------------------------

      For the period ended September 30, 2001 and 2000, sales to three and two unrelated sales representatives comprised 82% and 61% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

RESULTS OF OPERATIONS:
----------------------

Quarter Ended September 30, 2001 compared to quarter ended September 30, 2000

Sales for the quarter ended September 30, 2001 were $497,207, compared to $512,044 for the same quarter last year. The decrease was primarily due to a decrease in domestic sales.

Gross profit for the quarter ended September 30, 2001 was $286,043 or 58% of sales, compared to $330,355 or 65% of sales, for the same quarter last year. The decrease is the result of adjustments to inventory in the prior year.

Operating expenses for the quarter ended September 30, 2001 were $242,753 or 49% of sales, compared to $266,425 or 52% of sales, for the same quarter last year. The decrease is due to a decrease in selling and marketing costs, specifically commission expense and travel expense.

The net income for the quarter ended September 30, 2001 was $42,540 compared to net income of $58,900 for the same quarter last year. The decrease is the result of the items discussed above.

Nine months Ended September 30, 2001 compared to nine months ended September 30, 2000

Sales for the nine months ended September 30, 2001 were $1,342,768, compared to $1,780,976 for the same period last year. The decrease was due to a decrease in international sales.

Gross profit for the nine months ended September 30, 2001 was $768,459 or 57% of sales, compared to $913,320 or 51% of sales, for the same period last year. The increase as a percentage of sales is the result of a decrease in direct labor and materials costs.

Operating expenses for the nine months ended September 30, 2001 were $738,525 or 55% of sales, compared to $772,353 or 43% of sales, for the same period last year. The increase as a percentage of sales is attributable to an increase in commission expense as a percentage of sales.

The net income for the nine months ended September 30, 2001 was $27,215 compared to net income of $135,650 for the same period last year. The decrease is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Working capital as of September 30, 2001 was $425,699 compared to $397,809 in working capital at December 31, 2000. The increase is attributable to the net income for the year.

The company maintains a secured line of credit in the amount of $200,000. At September 30, 2001, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

The firm's backlog as of September 30, 2001 was approximately $206,254 compared to $94,130 for same period ended in 2000.

ITEM 3.  QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK

Not applicable.

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings:                       None.
----------------------------

Item 2.   Changes in Securities:                   None.
--------------------------------

Item 3.   Defaults Upon Senior Securities:         None.
------------------------------------------

Item 4.   Submission of Matters to a
          Vote of Security Holders:                None.
------------------------------------

Item 5.   Other Information:                       None.
----------------------------

Item 6.   Exhibits and Reports on Form 8-K:        None.
-------------------------------------------

                                 SIGNATURES
                                 ----------


      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       MEGATECH CORPORATION
                                       (Registrant)

October 29, 2001                       /s/ Vahan V. Basmajian
----------------                       ------------------------------
Date                                   Vahan V. Basmajian
                                       President, Treasurer