Form 10-K
period 2001-12-31
MEGATECH CORP
filed 2002-04-01
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      (FEE REQUIRED)

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      (NO FEE REQUIRED)

      FOR THE TRANSITION PERIOD FROM__________ TO __________

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

                        Common Stock, Par Value .0143


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on March 4, 2002 was approximately $178,511 based on the average of the closing bid and asked quotations of the Common Stock in the over the counter market. The number of shares held by nonaffiliates was 2,550,158. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of par value $ .0143 common stock outstanding as of March 4, 2002 was 3,840,558.

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of the stockholders to be held on May 13, 2002 (the "Proxy Statement") are incorporated by reference into Part III.

                         FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements as defined under the federal securities laws. Actual results could vary materially. Factors that could cause actual results to vary materially are described herein and in other documents. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should also carefully review the risk factors described in the other documents the Company files from time to time with the Securities and Exchange Commission.

                                   PART 1

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

      There were two customers which accounted for 61% and 63% of sales for the years ended December 31, 2001 and 2000, respectively, and one customer which accounted for 36% of sales for the year ended December 31, 1999. No other customers accounted for more than 10% of sales in each of the years ended December 31, 2001, 2000 and 1999.

      Approximately 11%, 28% and 39% of sales during the years ended December 31, 2001, 2000 and 1999, respectively, were from international sales.

      The Company's backlog as of December 31, 2001 and 2000 was $178,554 and $216,434, respectively. During March, 2002, the Company received from Snap On Corporation approximately $2.5 million in orders to be delivered in sixteen weeks.

      As of December 31, 2001, the Company had 9 full-time and 0 part-time employees, in addition to it's independent domestic and international sales rep organizations.

      (b)   Financial Information About Industry Segments

       N/A

      (c)   Narrative Description of Business

      See (a) above

      (d) Financial Information About Foreign and Domestic Operations and Exports Sales

      The Company presently has no operations in foreign countries.

      Export sales of the Company were as follows:


                          Percent of
      Year     Amount     Total Sales
      -------------------------------

      2001    $198,323       0.11%

      2000    $571,127         28%

      1999    $699,214         39%


      Most of these sales are made upon receipt of Irrevocable Letters of Credit or prepayments.


Item 2 - Properties

      The Company's administrative, sales and marketing, research and development, and manufacturing facility is located in Tewksbury, Massachusetts and consists of approximately 20,000 square feet under a lease with a related party which expired in November, 1999. The company leased the facility on a tenant at will basis from December, 1999 to December, 2001. On January 1, 2002, the lease was extended for five years at $10,000 per month for two years, and $11,667 per month for the following three years. The current facility will accomodate twice the current production levels. There is ample expansion capability beyond the current capacity for additional square footage for manufacturing.

Item 3 - Legal Proceedings

      None

Item 4 - Submission of Matters to a Vote of Security Holders:

      During the fourth quarter of 2001, no matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise.

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


                             High     Low
                             ------------

      2001    1st Quarter    .16      .11
              2nd Quarter    .08      .08
              3rd Quarter    .04      .04
              4th Quarter    .07      .07

      2000    1st Quarter    .50      .12
              2nd Quarter    .50      .12
              3rd Quarter    .31      .09
              4th Quarter    .16      .07

      1999    1st Quarter    .31      .06
              2nd Quarter    .50      .13
              3rd Quarter    .44      .13
              4th Quarter    .38      .13


      As of March 4, 2002, there were approximately 845 Shareholders based upon the number of record holders as of that date. The Company has paid no cash dividends since it's inception in 1970. At the present time, the Company intends to retain all potential earnings for future growth of the business.

Item 6 - Selected Financial Data

      The following table summarizes certain financial data which are qualified by more detailed financial statements included herein.


                                    2001          2000         1999         1998          1997
                                    ----          ----         ----         ----          ----

Sales                            $1,766,579    2,075,724    1,794,553    $1,844,782    $2,097,454
Income (Loss) from operations         5,383       73,378        1,992       (99,081)     (130,842)
Net Income (Loss)                     2,104       67,712        1,593       (99,535)     (129,606)
Net Income (Loss)per Common
 share                                0.001        0.018        0.001        (0.026)       (0.034)
Weighted average shares
 outstanding                      3,827,951    3,813,719    3,805,239     3,792,308     3,790,122
Total Assets                        625,011      700,821      795,247       788,374       936,784
Long Term Obligations                37,500          -0-       37,500           -0-           -0-
Stockholders' equity                485,387      481,019      412,880       410,287       545,733
Cash Dividends Per Share                -0-          -0-          -0-           -0-           -0-


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

      2001 Compared with 2000

      Sales for 2001 decreased from the corresponding period of 2000 by $0.31 million or 15%, to $1.8 million. This decrease was primarily due to a decrease in international sales. Domestic sales in 2001 were $1.6 million or 89% of total sales, compared to $ 1.5 million or 72% of total sales in 2000. International sales in 2001 were $0.2 million or 11% of total sales, compared to $0.6 million or 28% of total sales in 2000. The Company is expecting international sales to increase dramatically in the year 2002.

      Gross profit for 2001 decreased from the corresponding period of 2000 by $0.03 million, or 3%, to $1.0 million. As a percentage of total sales, gross profit was 58% and 50% for 2001 and 2000, respectively. The increase in gross profit margin as a percentage of sales is due to a decrease in material costs and labor costs. Material costs decreased due to better purchasing decisions, better negogiations, and improved internal purchasing procedures. Labor costs have decreased due to changes in production staffing, namely, higher quality staff at a higher hourly cost but lower overall cost. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

      Selling and marketing expenses for 2001 increased from the corresponding period of 2000 by approximately $ 0.04 million or 5% to $ 0.8 million. As a percentage of total sales, selling and marketing expenses increased to 46% for 2001 compared to 37% for 2000. The increase is primarily due to changes in marketing staff and increased commissions. Commissions as a percentage of sales increased to 28% in 2001 from 21% in 2000. This is due to an increase in sales to Snap On Corporation which increased to 48% in 2001 from 33% in 2000.

      General and administrative expenses for 2001 increased from the corresponding period of 2000 by $.02 million, or 12% to $0.18 million. The increase in general and administrative expenses is the result of changes in office staff. As a percentage of total sales, general and administrative expenses increased to 10% in 2001 compared to 8% in 2000.

      Research and development expenses for 2001 decreased from the corresponding period of 2000 by $.02 million or 52%. As a percentage of sales, R & D expenses decreased to 1% of sales in 2001 compared to 2% of sales in 2000.

      Income from operations for 2001 as compared to the same period of 2000 decreased by $ .07 million. As a percentage of total sales, net income decreased to 0.1% for 2001, compared to 3% for 2000. Operating income is the result of the factors indicated above.

      2000 Compared with 1999

      Sales for 2000 increased from the corresponding period of 1999 by $
0.28 million or 16%, to $2.1 million. This increase was primarily due to an increase in overall sales volume. Domestic sales in 2000 were $1.5 million or 72% of total sales, compared to $ 1.1 million or 61% of total sales in 1999. International sales in 2000 were $0.6 million or 28% of total sales, compared to $ 0.7 million or 39% of total sales in 1999. The Company believes that the increase in overall sales is due to increased domestic sales.

      Gross profit for 2000 increased from the corresponding period of 1999 by $0.29 million, or 38%, to $1.0 million. As a percentage of total sales, gross profit was 50% and 42% for 2000 and 1999, respectively. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

      Selling and marketing expenses for 2000 increased from the corresponding period of 1999 by approximately $ 0.2 million or 36% to $ 0.8 million. As a percentage of total sales, selling and marketing expenses increased to 37% for 2000 compared to 32% for 1999. The increase is primarily due to changes in marketing staff and increased commissions.

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

      Income from operations for 2000 as compared to the same period of 1999 increased by $ .07 million. As a percentage of total sales, operating income increased to 3.5% for 2000 compared to .11% for 1999. Operating income is the result of the factors indicated above.

      Liquidity and capital resources

      Working capital at December 31, 2001 was $443,988 as compared to $397,809 in working capital at December 31, 2000. The increase was attributable to the net income for the year ended December 31, 2001 and the extension of short term debt to long term status.

      The Company maintains a $ 200,000 line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%. There were no borrowings outstanding on this line at December 31, 2001.

      Capital expenditures totaled approximately $17,000 in 2001 and $27,000 in 2000. No material purchase or capital commitments exist at December 31, 2001.

      The Company believes that cash generated from operations, together with the existing sources of debt financing, will be sufficient to meet foreseeable cash requirements through 2002.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk

      Not appicable

Item 8 - Financial Statements and Supplementary Data

      Financial statements and schedules together with the auditors' reports thereon are referred to Part IV and are attached hereto

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

Item 13 - Certain Relationships and Related Transactions

      Commissions paid to a related entity for the years ended December 31, 2001, 2000 and 1999 were approximately $7,700, $1,800, and $12,000, respectively.

      The Company has entered into a lease agreement for its Tewksbury, Massachusetts facility with Lorig Corporation, which is owned by members of the family of an officer and majority stockholder of the Company. The Company believes the lease agreement is either favorable or comparable to others based on a market value of the facility. The lease expired in November, 1999 and the Company leased the facility on a tenant at will basis from December,1999 to December, 2001. On January 1, 2002, the lease was extended for five years at $10,000 per month for two years, and $11,667 per month for thefollowing three years.

                                   PART IV

Item 14 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                                                                     Page

      a) The following documents are filed as a part of this Report:

            1. Financial Statement:

               Report of Independent Certified Public Accountants      9

               Balance sheet at December 31, 2001 and 2000            10

               Statement of operations for the years
               ended December 31, 2001, 2000 and 1999                 11

               Statement of Stockholders' equity for the years
               ended December 31, 2001, 2000 and 1999                 12

               Statement of cash flows for the years
               ended December 31, 2001, 2000 and 1999                 13

               Notes to Financial Statements                          14

            2. Schedules for the years ended December 31, 2001,
               2000 and 1999

               Schedule II - Valuation and Qualifying Accounts        19

               All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated financial statements and notes thereto.

            3. Exhibits:

               None

      b)    Reports on Form 8-K:

            The Company filed no Reports on Form 8-K with the Securities and Exchange Commissions during the quarter ended December 31, 2001.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Megatech Corporation

      We have audited the accompanying balance sheet of Megatech Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megatech Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

      Our audits, referred to above, also include the financial schedules listed in the Index at Item 14(a)(2). In our opinion, based on our audit, such financial schedules present fairly the information required to be set forth therein.

                                       SULLIVAN BILLE, P.C.

Tewksbury, Massachusetts
February 27, 2002

                            MEGATECH CORPORATION

                  BALANCE SHEET, DECEMBER 31, 2001 AND 2000


                                            2001           2000
                                         --------------------------


                                  A S S E T

CURRENT ASSETS:
  Cash and cash equivalents              $    64,138    $    27,585
  Accounts receivable:
    Trade (less allowance for doubtful
     accounts: 2001, $6,200; 2000,
      $14,075)                               254,061        332,577
    Other                                      3,697          7,763
  Inventories                                216,506        243,827
  Prepaid expenses                             7,710          5,859
                                         --------------------------

      Total current assets                   546,112        617,611

PROPERTY AND EQUIPMENT - Net                  71,233         75,544

OTHER ASSETS                                   7,666          7,666
                                         --------------------------

      TOTAL                              $   625,011    $   700,821
                                         ==========================

L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES:
  Accounts payable - trade               $    50,160    $    95,381
  Accrued liabilities:
    Salaries and wages                        24,396         21,061
    Commissions                                  210          8,820
    Other                                     27,358         42,635
    Customer advanced payments                               14,405
  Current portion of long-term debt                          37,500

Total current liabilities                    102,124        219,802

LONG-TERM DEBT                                37,500
                                         --------------------------

STOCKHOLDERS' EQUITY:
  Common stock, authorized, 5,000,000
   shares of $.0143 par value;
   issued and outstanding:
   2001, 3,840,558 shares;
   2000, 3,815,408 shares                     54,920         54,560
  Additional paid-in capital               4,016,948      4,015,044
  Deficit                                 (3,586,481)    (3,588,585)
                                         --------------------------

Stockholders' equity - net                   485,387        481,019
                                         --------------------------

TOTAL                                    $   625,011    $   700,821
                                         ==========================


See notes to financial statements.

                            MEGATECH CORPORATION

                           STATEMENT OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                       2001          2000          1999
                                    --------------------------------------

SALES                               $1,766,579    $2,075,724    $1,794,553

COST OF SALES                          750,163     1,029,285     1,034,245
                                    --------------------------------------

GROSS PROFIT                         1,016,416     1,046,439       760,308
                                    --------------------------------------

OPERATING EXPENSES:
  Selling and marketing                814,005       777,660       569,882
  General and administrative           180,262       160,464       166,726
  Research and development              16,766        34,937        21,708
                                    --------------------------------------

      Total operating expenses       1,011,033       973,061       758,316
                                    --------------------------------------

INCOME FROM OPERATIONS                   5,383        73,378         1,992

OTHER EXPENSE - Net                      3,279         5,666           399
                                    --------------------------------------

NET INCOME                          $    2,104    $   67,712    $    1,593
                                    ======================================

NET INCOME PER SHARE - Basic and
 diluted                            $     .001    $     .018    $     .001
                                    ======================================


See notes to financial statements.

                            MEGATECH CORPORATION

                      STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                    COMMON STOCK        ADDITIONAL
                                ---------------------     PAID-IN                     STOCKHOLDERS'
                                  SHARES      AMOUNT      CAPITAL       DEFICIT       EQUITY - NET
                                -------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998    3,792,308    $54,230    $4,013,947    $(3,657,890)       $410,287

ISSUANCE OF COMMON STOCK           20,000        286           714                          1,000

NET INCOME FOR THE YEAR                                                     1,593           1,593
                                -----------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999    3,812,308     54,516     4,014,661     (3,656,297)        412,880

ISSUANCE OF COMMON STOCK            3,100         44           383                            427

NET INCOME FOR THE YEAR                                                    67,712          67,712
                                -----------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000    3,815,408     54,560     4,015,044     (3,588,585)        481,019

ISSUANCE OF COMMON STOCK           25,150        360         1,904                          2,264

NET INCOME FOR THE YEAR                                                     2,104           2,104
                                -----------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001    3,840,558    $54,920    $4,016,948    $(3,586,481)       $485,387
                                =================================================================


See notes to financial statements.

                            MEGATECH CORPORATION

                           STATEMENT OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                            2001           2000          1999
                                                          --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $   2,104     $  67,712     $    1,593
  Adjustments to reconcile net income
   to net cash provided by (used
   in) operating activities:
    Non-cash charges to net income:
      Depreciation and amortization                          20,834        17,546         19,092
      Common stock awarded as compensation                    2,264           427          1,000
      Loss on sale of property and equipment                                               3,225
  Decrease (increase) in current assets:
    Accounts receivable                                      82,582       (56,370)      (168,319)
    Inventories                                              27,321       113,835         42,206
    Prepaid expenses                                         (1,851)       (1,498)         1,103
    Increase (decrease) in current liabilities:
      Accounts payable                                      (45,221)       18,189        (86,537)
      Accrued liabilities                                   (34,957)     (180,754)        53,317
                                                          --------------------------------------

Net cash provided by (used in) operating activities          53,076       (20,913)      (133,320)

CASH FLOWS USED IN INVESTING ACTIVITIES - Additions to
  property and equipment                                    (16,523)      (27,359)       (15,903)

CASH FLOWS FROM FINANCING ACTIVITIES - Proceeds from
  issuance of long-term debt                                                              37,500

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                36,553       (48,272)      (111,723)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               27,585        75,857        187,580
                                                          --------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $  64,138     $  27,585     $   75,857
                                                          ======================================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           $   3,417     $   3,437    $       839
  Taxes paid                                                    696           404            351


See notes to financial statements.

                            MEGATECH CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2001, 2000 AND 1999

1.    OPERATIONS

      Megatech Corporation is engaged in the production and sale of educational training programs in the energy, power and transportation areas which are sold domestically and internationally to educational institutions and government agencies. Inherent in the line of business in which the Company is engaged is the risk of product line obsolescence due to technological advances. There also exists the risk that certain customers, such as governmental agencies, which are funded by tax revenues, may be subject to budget reductions. The Company grants credit to its customers. Approximately 11%, 28% and 39% of sales during the years ended December 31, 2001, 2000 and 1999, respectively, were from international sales.

      There were two customers that accounted for 61% and 63% of sales for the years ended December 31, 2001 and 2000, respectively, and one customer that accounted for 36% of sales for the year ended December 31, 1999. No other customers accounted for more than 10% of sales in each of the years ended December 31, 2001, 2000 and 1999.

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

3.    INVENTORIES

      Inventories consisted of the following:


                        December 31,
                   --------------------
                     2001        2000
                   --------------------

Raw material        $119,082    $146,722
Work in Process       37,096       8,993
Finished goods        60,328      88,112
                    --------------------
      Total          216,506    $243,827
                     ===================


4.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:


                                         December 31,
                                       ----------------

                                       2001        2000
                                       ----        ----

Machinery and equipment              $245,855    $245,855
Office equipment                      143,827     140,938
Leasehold improvements                 69,776      69,776
Automobiles                            58,399      44,765
                                     --------------------
      Total                           517,857     501,334

Less accumulated depreciation and
 amortization                         446,624     425,790
                                     --------------------

Property and equipment - net         $ 71,233    $ 75,544
                                     ====================


The useful lives employed for computing depreciation and amortization on principal classes of property and equipment are as follows:


Class Description          Years
-----------------          -----

Machinery and equipment    5 - 7
Office equipment           5 - 7
Leasehold improvements        10
Automobiles                    5


5.    LINE OF CREDIT

      The Company has a $200,000 line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%. There were no borrowings outstanding on this line at December 31, 2001 and 2000.

6.    LONG-TERM DEBT

      Long-term debt of $37,500 at December 31, 2001, classified as current at December 31, 2000,consisted of 8% convertible notes payable. Interest is payable quarterly and the outstanding principle balance was originally due June 2001 and has been extended to June 2003. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $1 per share. If at anytime prior to the notes maturity date or conversion by the holder, the Company's common stock has market price of at least $2 for five consecutive trading days, the notes are convertible at the option of the Company into shares of the Company's common stock at a conversion rate of $1 per share.

7.    LEASE AGREEMENTS

      The Company originally leased its office, research and production facility in Tewksbury, Massachusetts from a related party, under a five-year operating lease which expired in November 1999. The Company leased the facility on a tenant-at-will basis through December 31, 2001. The Company now leases the facility under a five-year operating lease expiring December 2006. The Company is responsible for all operating expenses and maintenance costs. Rent expense was approximately $85,000 for each of the years ended December 31, 2001, 2000 and 1999.

      Based on the lease currently in effect, the future minimum rental commitment is as follows:


       Year Ended
      December 31,     Amount
      ------------     ------

          2002        $120,000
          2003         120,000
          2004         140,000
          2005         140,000
          2006         140,000
                      --------
             Total    $660,000
                      ========


8.    INCOME TAXES

      The Company has available federal net operating loss carryforwards of approximately $541,700 expiring through December 2018 and state operating loss carryforwards of approximately $233,100 expiring through December 2003.

      Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                      December 31,
                                                                ----------------------
                                                                   2001         2000
                                                                ----------------------

Deferred income tax assets:
  Federal and state net operating loss carryforwards            $ 207,600    $ 209,900
  Allowance for doubtful accounts, reserves and accruals           31,500       31,400
                                                                ----------------------

       Total deferred income tax assets                           239,100      241,300

Deferred income tax liabilities - tax over book depreciation
Valuation allowance for deferred tax assets                        (6,100)      (5,000)
                                                                 (233,000)    (236,300)
                                                                ----------------------

Net recognized deferred income tax benefit                      $     -0-    $     -0-
                                                                ======================

9.    RELATED PARTY TRANSACTIONS

      Commissions paid to a related entity were approximately $7,700, $1,800 and $12,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

10.   EMPLOYEE BENEFIT PLAN

      The Company has a SIMPLE IRA Plan (the Plan), which covers all employees who meet certain requirements. Under the terms of the Plan, the Board of Directors determines annually the amount of the matching contribution. There was no contribution during the year ended December 31, 2001. The matching contribution for the years ended December 31, 2000 and 1999 were approximately $5,400 and $4,400, respectively.

11.   NET INCOME PER SHARE

      Basic net income per share has been computed using the weighted average number of common shares outstanding.

      Diluted net income per share gives effect to all dilutive potential common shares that were outstanding during the period. None of the convertible debt or options outstanding at period end were included in the diluted net income per share calculation for the years ended December 31, 2001, 2000 and 1999, since they were anti-dilutive.

      The weighted average number of shares outstanding is as follows:


       Year Ended     Number of
      December 31,      Shares
      -------------------------

          2001        3,825,951
          2000        3,813,719
          1999        3,805,239


                                                                SCHEDULE II


                            MEGATECH CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS


             COLUMN A                 COLUMN B             COLUMN C           COLUMN D      COLUMN E
----------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                      BALANCE      -----------------------
                                        AT        CHARGED TO    CHARGED TO                  BALANCE
                                     BEGINNING     COSTS AND      OTHER                     AT END
           DESCRIPTION                OF YEAR      EXPENSES      ACCOUNTS     DEDUCTIONS    OF YEAR
----------------------------------------------------------------------------------------------------

Year Ended December 31, 1999:

  Reserve for obsolescence            $10,000       $  -0-         $-0-         $  -0-      $10,000
  Allowance for doubtful accounts     $10,166       $  -0-         $-0-         $  232      $ 9,934

Year Ended December 31, 2000:

  Reserve for obsolescence            $10,000       $  -0-         $-0-         $  -0-      $10,000
  Allowance for doubtful accounts     $ 9,934       $4,141         $-0-                     $14,075

Year Ended December 31, 2001:

  Reserve for obsolescence            $10,000       $  -0-         $-0-         $  -0-      $10,000
  Allowance for doubtful accounts     $14,075       $  -0-         $-0-         $7,875      $ 6,200


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

Date: March 29, 2002

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

Date: March 29, 2002