Form 10-Q
period 2002-03-31
MEGATECH CORP
filed 2002-05-03
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002 or

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

There were 3,860,558 shares of common stock outstanding at April 30, 2002.

                            MEGATECH CORPORATION
                         QUARTERLY REPORT FORM 10-Q
                               March 31, 2002

PART 1.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)                            Page

           Balance Sheet - March 31, 2002 and December 31, 2001          3

           Statement of Operations- for the three months ended           4
             March 31, 2002 and March 31, 2001

           Statement of Cash Flows- for the three months ended           5
             March 31, 2002 and March 31, 2001

           Notes to Financial Statements- March 31, 2002                 6

ITEM 2.    Management's Discussion and Analysis of Financial             7
             Condition and Results of Operations

ITEM 3.    Quantitative and Qualitative Disclosures About                9
             Market Risk

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                             9

ITEM 2.    Changes in Securities and Use of Proceeds                     9

ITEM 3.    Defaults Upon Senior Securities                               9

ITEM 4.    Submission of Matters to a Vote of Security Holders           9

ITEM 5.    Other Information                                             9

ITEM 6.    Exhibits and Reports on Form 8-K                              9

           Signature Page                                               10

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                          MARCH 31, 2002      DEC. 31, 2001
                                           (UNAUDITED)          (AUDITED)
                                          ---------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                $   47,045           $   64,138
  Accounts receivable:
    Trade                                     214,831              254,061
    Other                                       3,824                3,697
  Inventories                                 494,323              216,506
  Prepaid expenses                              5,336                7,710
                                          ---------------------------------
      Total current assets                    765,359              546,112

  Property, plant and equipment, net           67,924               71,233
  Other assets                                  7,666                7,666
                                          ---------------------------------
      Total Assets                         $  840,949           $  625,011
                                          =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade                                  $  209,159           $   50,160
    Affiliate                                  22,912                    0
  Accrued Liabilities                          40,484               51,964
  Line of credit                              100,000                    0
                                          ---------------------------------
      Total current liabilities               372,555              102,124
                                          ---------------------------------

Long-Term Debt                                 37,500               37,500
                                          ---------------------------------

Stockholders' equity:
  Common Stock, par value $.0143
   per share, 5,000,000 shares
   authorized; 3,840,558 shares
   issued and outstanding,                     54,920               54,920
  Additional paid-in capital                4,016,948            4,016,948
  Deficit                                  (3,640,974)          (3,586,481)
                                          ---------------------------------
      Stockholders' equity net                430,894              485,387
                                          ---------------------------------

      Total liabilities and
       stockholders' equity                $  840,949           $  625,011
                                          ================================

See notes to financial statements

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                                   QUARTER ENDED
                                         MARCH 31, 2002      MARCH 31, 2001
                                         ----------------------------------

Sales                                      $  319,760          $  365,022

Cost of sales                                 110,004             172,104
                                         ----------------------------------
      Gross profit                            209,756             192,918
                                         ----------------------------------

Operating expenses:
  Selling                                     214,602             187,949
  General and administrative                   44,898              45,382
  Research and development                      3,809               5,564
                                         ----------------------------------
      Total operating expenses                263,309             238,895
                                         ----------------------------------
      Income (loss) from operations           (53,553)            (45,977)
                                         ----------------------------------

Other income (expense):
  Interest income                                   0                  86
  Interest expense                               (750)               (881)
  Other income (expense)                         (190)               (190)
                                         ----------------------------------
Other income (expense), net                      (940)               (985)
                                         ----------------------------------
Net income (loss)                          $  (54,493)         $  (46,962)
                                         ==================================

Net income (loss) per share - basic
 and diluted                               $   (0.014)         $   (0.012)
                                         ==================================

Weighted average number of  common
  shares outstanding                        3,840,558           3,813,708
                                         ==================================

See notes to financial statements.

                            MEGATECH CORPORATION
                    STATEMENT OF CASH FLOWS (Unaudited)

                                                   QUARTER ENDED
                                         MARCH 31, 2002      MARCH 31, 2001
                                         ----------------------------------

Cash flows from operating activities:

Net income (loss)                          $ (54,493)          $ (46,962)

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:

      Depreciation and amortization            5,700               4,617

Changes in operating assets and
 liabilities:

  Accounts receivable                         39,103              54,110
  Prepaid expenses                             2,374               3,585
  Inventories                               (277,817)            (23,038)
  Accounts payable                           181,911              26,817
  Accrued liabilities                        (11,480)              4,286
                                         ----------------------------------
Net cash provided  by (used in)
 operating activities                       (114,702)             23,415
                                         ----------------------------------

Cash flows from investing activities:
  Purchases of property and equipment         (2,391)             (2,890)
                                         ----------------------------------
Net cash used by investing activities         (2,391)             (2,890)
                                         ----------------------------------
Cash flows from financing activities:
  Advances on line of credit                 100,000                   0
                                         ----------------------------------
Net cash provided by financing
 activities                                  100,000                   0
                                         ----------------------------------
Net increase (decrease) in cash and
 cash equivalents                            (17,093)             20,525

Cash & cash equivalents, beginning
 of period                                    64,138              27,585
                                         ----------------------------------
Cash & cash equivalents, end of period     $  47,045           $  48,110
                                         ==================================

See notes to financial statements.

                            MEGATECH CORPORATION
                       NOTES TO  FINANCIAL STATEMENTS
                               MARCH 31, 2002

1.    BASIS OF PRESENTATION:
      -------------------------------------------

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

      Certain amounts in the statement of operations for the quarter ended March 31, 2001 have been reclassified to conform to the current quarter's presentation.

2.    INVENTORIES:
      -------------------------------------------

      Inventories consisted of the following:

                                 MARCH 31, 2002      DEC. 31, 2001
                                 ---------------------------------

              Raw materials         $163,840           $119,082
              Work in process        262,237             37,096
              Finished goods          68,246             60,328
                                 ---------------------------------
                                    $494,323           $216,506
                                 =================================

3.    MAJOR CUSTOMER INFORMATION:
      -------------------------------------------

      For the period ended March 31, 2002 and 2001, sales to one and three unrelated sales representatives comprised 81% and 75% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS FOR QUARTERS ENDED MARCH 31, 2002 AND 2001

RESULTS OF OPERATIONS:
-------------------------------------------------

Quarter Ended March 31, 2002 compared to quarter ended March 31, 2001

Sales for the quarter ended March 31, 2002 were $319,760, compared to $365,022 for the same quarter last year. The decrease was primarily due to a decrease in international sales. Domestic sales in the quarter ended March 31, 2002 were $317,730 or 99% of total sales, compared to $325,802 or 89% of total sales for the same period last year. International sales in the quarter ended March 31, 2002 were $2,030 or 1% of total sales, compared to $39,220 or 11% of total sales for the same period last year.

Gross profit for the quarter ended March 31, 2002 was $209,756 or 66% of sales, compared to $192,918 or 53% of sales, for the same quarter last year. The increase as a percentage of sales is the result of lower materials and labor costs. Material costs decreased due to better purchasing decisions, and labor costs decreased due to changes in production staffing.

Selling and marketing expenses for the quarter ended March 31, 2002 were $214,602 or 67% of sales, compared to $187,949 or 51% of sales for the same period last year. The increase is due to increased commissions due to increased business with Snap On Corporation, as well as changes in marketing staff.

General and administrative expenses for the quarter ended March 31, 2002 were $44,898 or 14% of sales, compared to $45,382 or 12% of sales for the same period last year. No major changes in the level of general and administrative expenses were noted in comparison to the previous year.

Research and development expenses for the quarter ended March 31, 2002 were $3,809 or 1% of sales, compared to $5,564 or 1% of sales, for the same quarter last year. No major changes in the level of research and development expenses were noted in comparison to the previous year.

The net loss for the quarter ended March 31, 2002 was $54,493 compared to a net loss of $46,962 for the same quarter last year. The decrease is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------------------------

Working capital as of March 31, 2002 was $392,804 compared to $443,988 in
working capital at December 31, 2001.   The decrease was attributable to
the net loss for the quarter.

The company maintains a secured line of credit in the amount of $200,000. At March 31, 2002, $100,000 in borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

The firm's backlog as of March 31, 2002 was approximately $2,909,232 compared to $255,155 for the same period ended in 2001. The increase in backlog is the result of $2.6 million in orders from Snap On Corporation for automotive trainers to be delivered to the Venezuelan government from April to June of 2002. Megatech began building products for these orders in March, 2002 which resulted in substantial increases in inventory, accounts payable, and the line of credit as of March 31, 2002.

Through Megatech's partnership with Snap On Corporation to market worldwide transportation trainers that are designed and manufactured by Megatech, the demand for Megatech trainers is increasing throughout the world. The fundamental strength of the partnership with Snap On is based on the synergism that exists between the two product lines. The Snap On product line combined with Megatech trainers makes a unique package which provides a training facility with it's tools from Snap On and it's trainers from Megatech.

                            MEGATECH CORPORATION

ITEM 3.    QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK

Not applicable.

                         PART II: OTHER INFORMATION

Item 1.    Legal Proceedings:                            None.
--------------------------------------------------------------

Item 2.    Changes in Securities:                        None.
--------------------------------------------------------------

Item 3.    Defaults Upon Senior Securities:              None.
--------------------------------------------------------------

Item 4.    Submission of Matters to a
           Vote of Security Holders:                     None.
--------------------------------------------------------------

Item 5.    Other Information:                            None.
--------------------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K:             None.
--------------------------------------------------------------

                                 SIGNATURES
                                 ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       MEGATECH CORPORATION
                                       (Registrant)


April 30, 2002                         /s/ Vahan V. Basmijian
---------------------                  ------------------------------
Date                                   Vahan V. Basmajian
                                       President, Treasurer