Form 10-Q
period 2002-06-30
MEGATECH CORP
filed 2002-08-13
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

There were 3,860,558 shares of common stock outstanding at August 6, 2002.

                            MEGATECH CORPORATION
                         QUARTERLY REPORT FORM 10-Q
                                June 30, 2002

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)                             Page

          Balance Sheet - June 30, 2002 and December 31, 2001            3

          Statement of Operations- for the quarter and six               4
          months ended June 30, 2002 and June 30, 2001

          Statement of Cash Flows- for the six months ended June 30,     5
          2002 and June 30, 2001

          Notes to Financial Statements- June 30, 2002                   6


ITEM 2.   Management's Discussion and Analysis of Financial              7
          Condition and Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About Market          9
          Risk

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                              9

ITEM 2.   Changes in Securities and Use of Proceeds                      9

ITEM 3.   Defaults Upon Senior Securities                                9

ITEM 4.   Submission of Matters to a Vote of Security Holders            9

ITEM 5.   Other Information                                              9

ITEM 6.   Exhibits and Reports on Form 8-K                               9

          Signature Page                                                10

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                            June 30, 2002    DEC. 31, 2001
                                             (UNAUDITED)       (AUDITED)
                                            -------------    -------------

ASSETS
Current assets:
  Cash and cash equivalents                  $   137,658      $    64,138
  Accounts receivable:
    Trade                                        213,738          254,061
    Other                                          8,256            3,697
  Inventories                                    457,768          216,506
  Prepaid expenses                                14,763            7,710
                                             -----------      -----------
      Total current assets                       832,183          546,112

  Property, plant and equipment, net              66,418           71,233
   Other assets                                    7,666            7,666
                                             -----------      -----------
      Total Assets                           $   906,267      $   625,011
                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable - Trade                   $   183,051      $    50,160
  Accrued Liabilities                             60,679           51,964
                                             -----------      -----------
      Total current liabilities                  243,730          102,124
                                             -----------      -----------
Long term debt                                    37,500           37,500

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized;
   2002, 3,860,558; 2001, 3,840,558
   shares issued and outstanding                  55,206           54,920
  Additional paid-in capital                   4,020,262        4,016,948
  Deficit                                     (3,450,431)      (3,586,481)
                                             -----------      -----------
      Stockholders' equity, net                  625,037          485,387
                                             -----------      -----------

      Total liabilities and
       stockholders' equity                  $   906,267      $   625,011
                                             ===========      ===========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                              SIX MONTHS ENDED                      QUARTER ENDED
                                       June 30, 2002    June 30, 2001      June 30, 2002    June 30, 2001
                                       -------------    -------------      -------------    -------------

Sales                                   $1,906,389       $  845,562         $1,586,629       $  480,539

Cost of sales                              739,548          363,145            629,544          191,041
                                        ----------       ----------         ----------       ----------
      Gross profit                       1,166,841          482,417            957,085          289,498
                                        ----------       ----------         ----------       ----------
Operating expenses:
Selling                                    925,846          389,839            711,244          201,890
General and administrative                  89,258           96,536             44,360           51,153
Research and development                     7,650            9,397              3,841            3,834
                                        ----------       ----------         ----------       ----------
      Total operating expenses           1,022,754          495,772            759,445          256,877
                                        ----------       ----------         ----------       ----------
      Income (loss) from operations        144,087          (13,355)           197,640           32,621
                                        ----------       ----------         ----------       ----------

Other income (expense):
  Interest income                                0              138                  0               52
  Interest expense                          (7,871)          (1,917)            (7,121)          (1,036)
  Other                                       (166)            (190)                24                0
                                        ----------       ----------         ----------       ----------
Other income (expense), net                 (8,037)          (1,969)            (7,097)            (984)
                                        ----------       ----------         ----------       ----------
Net income (loss)                       $  136,050       $  (15,324)        $  190,543       $   31,637
                                        ==========       ==========         ==========       ==========

Net income (loss) per share - basic
 and diluted                            $    0.035       $   (0.004)        $    0.049       $    0.008
                                        ==========       ==========         ==========       ==========

Weighted average number of  common        3,849,729        3,815,408          3,858,800        3,815,408

           See notes to financial statements.

                            MEGATECH CORPORATION
                           STATEMENT OF CASH FLOWS

                                                          SIX MONTHS ENDED
                                                  June 30, 2002    June 30, 2001
                                                  -------------    -------------

Cash flows from operating activities:

Net income (loss)                                   $ 136,050        $(15,324)

Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                        11,401           9,234
  Common stock issued as compensation                   3,600               0

Changes in operating assets and liabilities:
  Accounts receivable                                  35,764          89,795
  Prepaid expenses                                     (7,053)         (4,281)
  Inventories                                        (241,262)         (2,895)
  Accounts payable                                    132,891         (47,821)
  Accrued liabilities                                   8,715         (17,746)
                                                    ---------        --------
Net cash provided by operating activities              80,106          10,962
                                                    ---------        --------

Cash flows from investing activities:
  Purchases of property and equipment                  (6,586)        (15,891)
                                                    ---------        --------
Net cash used by investing activities                  (6,586)        (15,891)
                                                    ---------        --------

Cash flows from financing activities:
  Principal payments on notes payable                (100,000)        (45,000)
  Advances on notes payable                           100,000          45,000
                                                    ---------        --------
Net cash used by financing activities                       0               0
                                                    ---------        --------

Net increase (decrease) in cash and cash
 equivalents                                           73,520          (4,929)

Cash & cash equivalents, beginning of period           64,138          27,585
                                                    ---------        --------

Cash & cash equivalents, end of period              $ 137,658        $ 22,656
                                                    =========        ========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                                June 30, 2002

1.    BASIS OF PRESENTATION:
      ---------------------------------------------------------------------

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

2.    INVENTORIES:
      ---------------------------------------------------------------------

      Inventories consisted of the following:

                                  June 30, 2002    Dec. 31, 2001
                                  -------------    -------------

           Raw materials            $151,541         $119,082
           Work in process            50,897           37,096
           Finished goods            255,330           60,328
                                    --------         --------
                                    $457,768         $216,506
                                    ========         ========

3.    MAJOR CUSTOMER INFORMATION:
      ---------------------------------------------------------------------

      For the period ended June 30, 2002 and 2001, sales to one and two unrelated sales representatives comprised 93% and 63% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

RESULTS OF OPERATIONS:
---------------------------------------------------------------------------

Quarter Ended June 30, 2002 compared to quarter ended  June 30, 2001

Sales for the quarter ended June 30, 2002 were $1,586,629, compared to $480,539 for the same quarter last year. The increase was due to an increase in international sales to Snap On Corporation.

Gross profit for the quarter ended June 30, 2002 was $957,085 or 60% of sales, compared to $289,498 or 60% of sales for the same quarter last year. The increase is the result of higher sales.

Selling and marketing expenses for the quarter ended June 30, 2002 were $711,244 or 45% of sales, compared to $201,890 or 42% of sales, for the same quarter last year. The increase is due to higher sales commissions, salaries, and rent expense.

General and administrative expenses for the quarter ended June 30, 2002 were $44,360 or 3% of sales, compared to $51,153 or 11% of sales for the same quarter last year. The decrease is due to a decrease in salaries.

Research and development expenses for the quarter ended June 30, 2002 were stable at $3,841 or .2% of sales, compared to $3,834 or .8% of sales, for the same quarter last year.

The net income for the quarter ended June 30, 2002 was $190,543 compared to net income of $31,637 for the same quarter last year. The increase is the result of the items discussed above.

Six months Ended June 30, 2002 compared to six months ended  June 30, 2001

Sales for the six months ended June 30, 2002 were $1,906,389, compared to $845,562 for the same period last year. The increase was due to an increase in international sales to Snap On Corporation.

Gross profit for the six months ended June 30, 2002 was $1,166,841 or 61% of sales, compared to $482,417 or 57% of sales, for the same period last year. The increase is the result of a decrease in direct labor and materials costs, and increased sales.

Selling and marketing expenses for the six months ended June 30, 2002 were $925,846 or 49% of sales, compared to $389,839 or 46% of sales, for the same period last year. The increase is the result of increased sales commissions to Snap On Corporation, as well as an increase in other marketing expenses such as office supplies, salaries, show and exhibit expense, and sales promotion.

General and administrative expenses for the six months ended June 30, 2002 were $89,258 or 5% of sales, compared to $96,536 or 11% of sales for the same period last year. The decrease is due to a decrease in salaries.

Research and development expenses for the six months ended June 30, 2002 were $7,650 or or .4% of sales, compared to $9,397 or 1% of sales, for the same period last year.

The net income for the six months ended June 30, 2002 was $136,050 compared to a net loss of $15,324 for the same period last year. The increase is the result of the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES:
---------------------------------------------------------------------------

Working capital as of June 30, 2002 was $588,453 compared to $443,988 in
working capital at December 31, 2001.   The increase is attributable to the
net income for the period.

The company maintains a secured line of credit in the amount of $200,000. At June 30, 2002, no borrowings were outstanding under this line. The company believes that cash generated from operations, together with existing resources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

The firm's backlog as of June 30, 2002 was approximately $1,535,600 compared to $349,643 for same period ended in 2001.

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

                                       MEGATECH CORPORATION
                                       (Registrant)


August 6, 2002                         /s/ Vahan V. Basmajian
--------------                         ------------------------------------
     Date                              Vahan V. Basmajian
                                       President, Treasurer