Form 10-Q
period 2002-09-30
MEGATECH CORP
filed 2002-11-12
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 2054
                                  FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002 or

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

There were 3,860,558 shares of common stock outstanding at October 31, 2002.

                            MEGATECH CORPORATION
                         QUARTERLY REPORT FORM 10-Q
                             September 30, 2002

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)                             Page

          Balance Sheet - September 30, 2002 and December 31, 2001       3

          Statement of Operations- for the quarter and nine              4
          months ended September 30, 2002 and September 30, 2001

          Statement of Cash Flows- for the nine months ended             5
          September 30, 2002 and September 30, 2001

          Notes to Financial Statements- September 30, 2002              6

ITEM 2.   Management's Discussion and Analysis of Financial              8
          Condition and Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About Market         10
          Risk

ITEM 4.   Controls and Procedures                                       10

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                             10

ITEM 2.   Changes in Securities and Use of Proceeds                     10

ITEM 3.   Defaults Upon Senior Securities                               10

ITEM 4.   Submission of Matters to a Vote of Security Holders           10

ITEM 5.   Other Information                                             10

ITEM 6.   Exhibits and Reports on Form 8-K                              10

          Signature Page                                                11

          Certification                                                 12

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                                 Sept. 30, 2002    Dec. 31, 2001
                                                 --------------    -------------
                                                  (UNAUDITED)        (AUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                       $   187,529       $    64,138
  Accounts receivable:
    Trade                                             133,461           254,061
    Other                                               8,288             3,697
  Inventories                                         448,925           216,506
  Prepaid expenses                                      9,011             7,710
                                                  -----------       -----------

      Total current assets                            787,214           546,112

  Property, plant and equipment, net                   92,438            71,233
  Other assets                                          7,666             7,666
                                                  -----------       -----------

      Total Assets                                $   887,318       $   625,011
                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $   139,282       $    50,160
  Accrued Liabilities                                  66,124            51,964
  Current portion of long-term debt                    34,375                 0
                                                  -----------       -----------

      Total current liabilities                       239,781           102,124
                                                  -----------       -----------

Long-term debt                                              0            37,500

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized; 3,860,558
   (3,840,558 at 2001) shares issued and
   outstanding                                        55,206             54,920
  Additional paid-in capital                       4,020,262          4,016,948
  Deficit                                         (3,427,931)        (3,586,481)
                                                 -----------        -----------

      Total stockholders' equity                     647,537            485,387
                                                 -----------        -----------

      Total liabilities and
       stockholders' equity                      $   887,318        $   625,011
                                                 ===========        ===========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                              NINE MONTHS ENDED                     QUARTER ENDED
                                       --------------------------------    --------------------------------
                                       Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002    Sept. 30, 2001
                                       --------------    --------------    --------------    --------------

Sales                                    $2,709,884        $1,342,768        $  803,495        $  497,207

Cost of sales                             1,059,864           574,309           320,316           211,164
                                         ----------        ----------        ----------        ----------
      Gross profit                        1,650,020           768,459           483,179           286,043
                                         ----------        ----------        ----------        ----------

Operating expenses:
  Selling                                 1,339,537           591,641           413,691           201,802
  General and administrative                133,066           133,959            43,808            37,423
  Research and development                   12,377            12,925             4,727             3,528
                                         ----------        ----------        ----------        ----------
      Total operating expenses            1,484,980           738,525           462,226           242,753
                                         ----------        ----------        ----------        ----------
      Income from operations                165,040            29,934            20,953            43,290
                                         ----------        ----------        ----------        ----------

Other income (expense):
  Interest income                             2,134               138             2,134                 0
  Interest expense                           (8,584)           (2,667)             (713)             (750)
  Other                                         (40)             (190)              126                 0
                                         ----------        ----------        ----------        ----------
Other income (expense), net                  (6,490)           (2,719)            1,547              (750)
                                         ----------        ----------        ----------        ----------
Net income                               $  158,550        $   27,215        $   22,500        $   42,540
                                         ==========        ==========        ==========        ==========

Net income per share - basic
 and diluted                             $    0.041        $    0.007        $    0.006        $    0.011
                                         ==========        ==========        ==========        ==========

Weighted average number of common         3,853,452         3,827,983         3,860,558         3,832,083

                            MEGATECH CORPORATION
                     STATEMENT OF CASH FLOWS (Unaudited)

                                                             NINE MONTHS ENDED
                                                     --------------------------------
                                                     Sept. 30, 2002    Sept. 30, 2001
                                                     --------------    --------------

Cash flows from operating activities:

Net income                                              $ 158,550         $  27,215

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                            17,101            14,934
  Common stock issued as compensation                       3,600             2,263

Changes in operating assets and liabilities:
  Accounts receivable                                     116,009            73,554
  Prepaid expenses                                         (1,301)           (4,345)
  Inventories                                            (232,419)           59,297
  Accounts payable                                         89,122           (67,480)
  Accrued liabilities                                      14,160           (22,933)
                                                        ---------         ---------
Net cash provided by operating activities                 164,822            82,505
                                                        ---------         ---------

Cash flows from investing activities:
  Purchases of property and equipment                     (38,306)          (16,522)
                                                        ---------         ---------

Net cash used by investing activities                     (38,306)          (16,522)
                                                        ---------         ---------

Cash flows from financing activities:
  Principal payments on notes payable                    (103,125)          (70,000)
  Advances on notes payable                               100,000            70,000
                                                        ---------         ---------
Net cash used by financing activities                      (3,125)                0
                                                        ---------         ---------

Net increase in cash and cash equivalents                 123,391            65,983

Cash & cash equivalents, beginning of period               64,138            27,585
                                                        ---------         ---------

Cash & cash equivalents, end of period                  $ 187,529         $  93,568
                                                        =========         =========

See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                             September 30, 2002

1     NATURE OF THE BUSINESS
      ---------------------------------------------------------------------

      Megatech Corporation, established in 1970, provides instructional programs, along with training equipment, as a turnkey system for the transportation industry. The company has developed and marketed a comprehensive line of automotive trainers for schools, the military, government and industry. Megatech has sold automotive/ technology modules to over 4000 schools in the United States thereby establishing excellent brand recognition throughout the country. In addition, Megatech has exported to well over 20 nations around the world.

      Megatech Corporation has entered new markets in 2002 with several market building projects either completed or in process. The Company is providing the first component of a new Basic Knowledge and Skills training program at Aberdeen Proving Grounds. In addition, the Company has developed Ford Motor Company's first complete electricity and electronics training program which will be used at the Ford Factory ASSET Training Centers.

      Recently, Megatech and Snap-On Tools entered into an agreement to market Megatech trainers to the transportation industry, government, and public education. Through Snap On Tools International, Megatech is in the process of providing five state of the art training programs to the national colleges of Venezuela.

2     BASIS OF PRESENTATION
      ---------------------------------------------------------------------

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

3     SIGNIFICANT ACCOUNTING POLICIES
      -------------------------------

      Revenue recognition
      -------------------

      Revenue from product sales are recognized upon shipment.

      Inventories
      -----------

      Inventories are valued at lower of cost (first-in-first-out) or market.

      Property and Equipment
      ----------------------

      Property and equipment are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets.

3     INVENTORIES
      ---------------------------------------------------------------------

      Inventories consisted of the following:


                                Sept. 30, 2002    Dec. 31, 2001
                                --------------    -------------

            Raw materials          $178,529          $119,082
            Work in process          89,676            37,096
            Finished goods          180,720            60,328
                                   --------          --------
                                   $448,925          $216,506
                                   ========          ========

3     PROPERTY AND EQUIPMENT
      ---------------------------------------------------------------------

      Property and equipment consisted of the following:


                                       Sept. 30, 2002    Dec. 31, 2001
                                       --------------    -------------

      Machinery and equipment             $246,296          $245,855
      Office equipment                     149,522           143,827
      Leasehold improvements                70,226            69,776
      Automobiles                           90,119            58,399
                                          --------          --------
            Total                         $556,163          $517,857

      Less accumulated depreciation       $463,725          $446,624
                                          --------          --------

      Property and equipment - net        $ 92,438          $ 71,233
                                          ========          ========

4     LONG-TERM DEBT
      ---------------------------------------------------------------------

      Long-term debt of $34,375 classified as current at September 30, 2002, consisted of 8% convertible notes payable. Interest is payable quarterly and the outstanding principal balance was originally due June 2001 and has been extended to June 2003. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $1 per share. If at anytime prior to the notes maturity date or conversion by the holder the Company's common stock has a market price of at least $2 per share for five consecutive trading days, the notes are convertible at the option of the Company into shares of the Company's common stock at a conversion rate of $1 per share.

5     MAJOR CUSTOMER INFORMATION
      ---------------------------------------------------------------------

      For the period ended September 30, 2002 and 2001, sales to one and three unrelated sales representatives comprised 92% and 82% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

RESULTS OF OPERATIONS
---------------------------------------------------------------------------

Quarter Ended September 30, 2002 compared to quarter ended September 30,
2001

Sales for the quarter ended September 30, 2002 were $803,495, compared to $497,207 for the same quarter last year. The increase was primarily due to an increase in international sales.

Gross profit for the quarter ended September 30, 2002 was $483,179 or 60% of sales, compared to $286,043 or 58% of sales, for the same quarter last year. The increase as a percentage of sales is the result of a decrease in direct labor and material costs.

Selling and marketing expenses for the quarter ended September 30, 2002 were $413,691 or 51% of sales, compared to $201,802 or 41% of sales, for the same quarter last year. The increase is due to higher sales commissions, salaries and rent expense.

General and administrative expenses for the quarter ended September 30, 2002 were $43,808 or 5% of sales, compared to $37,423 or 8% of sales, for the same quarter last year. The decrease as a percentage of sales is due to a larger sales base, however, the total increase is due to an increase in insurance, rent, and audit expense.

Research and development expenses for the quarter ended September 30, 2002 were $4,727 or 1% of sales, compared to $3,528 or 1% of sales, for the same quarter last year. The increase is due to an increase in curriculum development.

The net income for the quarter ended September 30, 2002 was $22,500 compared to net income of $42,540 for the same quarter last year. The decrease is the result of the items discussed above.

Nine months Ended September 30, 2002 compared to nine months ended September 30, 2001

Sales for the nine months ended September 30, 2002 were $2,709,884, compared to $1,342,768 for the same period last year. The increase was due to a increase in international sales.

Gross profit for the nine months ended September 30, 2002 was $1,650,020 or 61% of sales, compared to $768,459 or 57% of sales, for the same period last year. The increase as a percentage of sales is the result of a decrease in direct labor and materials costs.

Selling and marketing expenses for the nine months ended September 30, 2002 were $1,339,537 or 49% of sales, compared to $591,641 or 44% of sales, for the same period last year. The increase is attributable to an increase in commissions, rent, and salaries.

General and administrative expenses for the nine months ended September 30, 2002 were $133,066 or 5% of sales, compared to $133,959 or 10% of sales, for the same period last year. The decrease as a percentage of sales is attributable to relatively stable general and administrative expenses despite increased sales.

Research and development expenses were relatively stable at $12,377 or .5% of sales for the nine months ended September 30, 2002, and $12,925 or 1% of sales for the nine months ended September 30, 2001.

The net income for the nine months ended September 30, 2002 was $158,550 compared to net income of $27,215 for the same period last year. The increase is the result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------------------------------

Working capital as of September 30, 2002 was $547,433 compared to $443,988 in working capital at December 31, 2001. The increase is attributable to the net income for the period net of the reclassification of notes payable from long-term to current.

The company maintains a secured line of credit in the amount of $200,000. The line is collaterized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%. At September 30, 2002, no borrowings were outstanding on this line.

The company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

Capital expenditures totaled approximately $38,000 for the nine months ended September 30, 2002, compared to $17,000 for the same period in 2001. No material purchase or capital commitments exist at September 30, 2002.

The firm's backlog as of September 30, 2002 was approximately $1,481,149 compared to $206,254 for same period ended in 2001.

ITEM 3.   QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK

      Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

The company's disclosure controls and procedures have been evaluated. Based on the evaluation, it was determined the Company's disclosure controls and procedures are effective in ensuring information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosures.

The Company's internal control structure has been evaluated . Based on the evaluation, it was determined that there were no significant changes in the Company's internal controls or in other factors that could affect these controls subsequent to the date of the evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

                         PART II: OTHER INFORMATION

Item 1.   Legal Proceedings:                                          None.
----------------------------

Item 2.   Changes in Securities:                                      None.
--------------------------------

Item 3.   Defaults Upon Senior Securities:                            None.
--------------------------------------------------------

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


                                       MEGATECH CORPORATION
                                       (Registrant)

November 4, 2002                       /s/ Vahan V. Basmajian
----------------                       ------------------------------
      Date                             Vahan V. Basmajian
                                       President, Treasurer


                                CERTIFICATION
                                -------------

I, Vahan V. Basmajian, President, Treasurer, and Chairman of the Board of Megatech Corporation certify that:

1)    I have reviewed this quarterly report on Form 10-Q of Megatech
      Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) I, the registrant's certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the registrant particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) I, the registrant's certifying officer, have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) I, the registrant's certifying officer, have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002                 /s/ Vahan V. Basmajian
----------------------                 -------------------------------
                                       Vahan V. Basmajian
                                       President, Treasurer & Chairman
                                       of the Board