Form 10-K
period 2002-12-31
MEGATECH CORP
filed 2003-03-26
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
      1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO

                         Commission File No.  0-9646

                            MEGATECH CORPORATION
           (Exact name of registrant as specified in its charter)

Massachusetts                            04-2461059
-------------                            ----------
(State or other jurisdiction of          (IRS. Employer identification No.)
incorporation of organization)

555 Woburn Street, Tewksbury, Massachusetts           01876
-------------------------------------------           -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:          (978) 937-9600

Securities registered pursuant to section 12(b) of the Act:  NONE

Securities registered pursuant to section 12(g) of the Act:

                        Common Stock, Par Value .0143
                        -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  XX      No
                                                      ----        ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of  the Act).    Yes          No  XX
                                           ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    ( )

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on March 7, 2003 was approximately $629,638 based on the average of the closing bid and asked quotations of the Common Stock in the over the counter market. The number of shares held by nonaffiliates was 2,737,558. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of par value $ .0143 common stock outstanding as of March 7, 2003 was 3,886,958.

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of the stockholders to be held on May 12, 2003 (the "Proxy Statement") are incorporated by reference into Part III.

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

      Megatech Corporation entered new markets in 2002 with several market building projects either completed or in process. The Company is providing the first component of a new Basic Knowledge and Skills training program at Aberdeen Proving Grounds, which is the first large scale military project the

Company has secured in years. In addition, the Company has developed Ford Motor Company's first complete electricity and electronics training program which will be used worldwide in the Ford Factory Training Centers, Maintenance Light Repair Programs, and Ford Asset programs. Snap On Corporation, one of the largest automotive tool manufacturers in the U.S., has an agreement with Megatech to market Megatech trainers to the transportation industry, government, and public education. Through Snap On Tools International, Megatech provided five state of the art training programs shipped in 2002 and 2003 to the national colleges of Venezuela and is negotiating an additional contract for 13 more schools.

      There was one customer which accounted for 88% of sales for the year ended December 31, 2002, and two customers which accounted for 61% and 63% of sales for the years ended December 31, 2001 and 2000, respectively. Approximately 58%, 11% and 28% of sales during the years ended December 31, 2002, 2001 and 2000, respectively, were from international sales.

      The Company's backlog as of December 31, 2002 and 2001 was $1,610,020 and $178,554, respectively. This includes approximately $1 million in orders from Snap On Corporation which were shipped in February, 2003. The Company expects to fill all orders (unless cancelled) of its current backlog during the 2003 fiscal year.

      In addition to it's independent domestic and international sales rep organization, as of December 31, 2002, the Company had 14 full-time and 2 part-time employees, of which 9 were engaged in production activities, 5 in sales and marketing, and 2 in general and administrative.

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

      Export sales of the Company were as follows:

                              Percent of
      Year        Amount      Total Sales
      ----        ------      -----------

      2002      $1,767,891        58%

      2001      $  198,323        11%

      2000      $  571,127        28%

Most of these sales are made upon receipt of Irrevocable Letters of Credit or prepayments.

Item 2 - Properties
-------------------

      The Company's administrative, sales and marketing, research and development, and manufacturing facility is located in Tewksbury, Massachusetts and consists of approximately 20,000 square feet under a five year lease with a related party which expires in December, 2006. The current facility will accommodate twice the current production levels. There is ample expansion capability beyond the current capacity for additional square footage for manufacturing.

Item 3 - Legal Proceedings
--------------------------

      None

Item 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

      During the fourth quarter of 2002, no matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise.

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

                                 High      Low
                                 ----      ---

      2002      1st Quarter      0.14      0.10
                2nd Quarter      0.26      0.26
                3rd Quarter      0.28      0.28
                4th Quarter      0.16      0.16

      2001      1st Quarter      0.16      0.11
                2nd Quarter      0.08      0.08
                3rd Quarter      0.04      0.04
                4th Quarter      0.07      0.07

      2000      1st Quarter      0.50      0.12
                2nd Quarter      0.50      0.12
                3rd Quarter      0.31      0.09
                4th Quarter      0.16      0.07

      As of March 7, 2002, there were approximately 841 shareholders based upon the number of record holders as of that date. The Company has paid no cash dividends since it's inception in 1970. At the present time, the Company intends to retain all potential earnings for future growth of the business.

Item 6 - Selected Financial Data
--------------------------------

      The following table summarizes certain financial data which are qualified by more detailed financial statements included herein.

                                           2002           2001           2000           1999           1998
                                           ----           ----           ----           ----           ----

Sales                                   $3,052,238     $1,766,579     $2,075,724     $1,794,553     $1,844,782
Income (Loss) from operations              110,831          5,383         73,378          1,992        (99,081)
Net Income (Loss)                          101,131          2,104         67,712          1,593        (99,535)
Net Income (Loss) per Common share           0.026          0.001          0.018          0.001         (0.026)
Weighted average shares outstanding      3,856,948      3,827,951      3,813,719      3,805,239      3,792,308
Total Assets                             1,116,489        625,011        700,821        795,247        788,374
Long Term Obligations                          -0-         37,500            -0-         37,500            -0-
Stockholders' equity                       594,381        485,387        481,019        412,880        410,287
Cash Dividends Per Share                       -0-            -0-            -0-            -0-            -0-

Item 7 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operation
         --------------------

      2002 Compared with 2001

      Sales for 2002 increased from the corresponding period of 2001 by $1.3 million or 73% to $3.1 million. The increase was due to an increase in international sales. Domestic sales were $1.3 million or 42% of total sales, compared to $1.6 million or 89% of total sales in 2001. International sales in 2002 were $1.8 million or 58% of total sales, compared to $.2 million or 11% of total sales in 2001. The increase in international sales is attributable to sales through Snap On International of training equipment and programs to the national Colleges of Venezuela. Overall, sales to Snap On Corporation increased to 88% in 2002 compared to 49% in 2001.

      Gross profit for 2002 increased from the corresponding period of 2001 by $.9 million or 86% to $1.9 million. As a percentage of sales, gross profit was 62% and 58% for 2002 and 2001, respectively. The increase in gross profit margin as a percentage of sales is due to increased efficiencies associated with higher sales volume. Decreases in materials costs and overhead costs were offset slightly by an increase in labor costs. Materials were $657,000 in 2002 or 22% compared to $460,000 or 26% in 2001. Labor was
$359,000 or 12% in 2002 compared to $179,000 or 10% in 2001. Overhead was
$146,000 or 4% in 2002 compared to $111,000 or 6% in 2001.

      Selling and marketing expenses increased from the corresponding period of 2002 by $.8 million or 94% to $1.6 million. As a percentage of sales, selling and marketing expenses was 52% and 46% for 2002 and 2001, respectively. The increase in selling and marketing expenses is due to higher commission expense, salaries and rent. Commission expense in 2002 was 36% of sales compared to 28% in 2001.

      General and administrative expenses were fairly steady in 2002 and 2001 at $.18 million. Major general and administrative expenses include salaries, rent, audit, accounting and directors expenses. As a percentage of sales, general and administrative expenses decreased to 6% of sales in 2002 compared to 10% in 2001. This is due to general and administrative expenses remaining relatively steady despite increased sales.

      Research and development expenses were stable in 2002 and 2001 at $16,000 or 1% of sales.

      The net income for the year ended December 31, 2002 was $101,131 or 3% of sales, compared to $2,104 or .1% of sales for the previous year. The increase is the result of the items discussed above.

      2001 Compared with 2000
      -----------------------

      Sales for 2001 decreased from the corresponding period of 2000 by $0.31 million or 15%, to $1.8 million. This decrease was primarily due to a decrease in international sales. Domestic sales in 2001 were $1.6 million or 89% of total sales, compared to $1.5 million or 72% of total sales in 2000. International sales in 2001 were $0.2 million or 11% of total sales, compared to $0.6 million or 28% of total sales in 2000. The Company is expecting international sales to increase dramatically in the year 2002.

      Gross profit for 2001 decreased from the corresponding period of 2000 by $0.03 million, or 3% to $1.0 million. As a percentage of total sales, gross profit was 58% and 50% for 2001 and 2000, respectively. The increase in gross profit margin as a percentage of sales is due to a decrease in material costs and labor costs. Material costs decreased due to better purchasing decisions, better negotiations and improved internal purchasing procedures. Labor costs have decreased due to changes in production staffing, namely, higher quality staff at a higher hourly cost but lower overall cost. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

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

      Research and development expenses for 2001 decreased from the corresponding period of 2000 by $.02 million or 52%. As a percentage of sales, research and development expenses decreased to 1% of sales in 2001 compared to 2% of sales in 2000.

      Income from operations for 2001 as compared to the same period of 2000 decreased by $ .07 million. As a percentage of total sales, net income decreased to .1% for 2001 compared to 3% for 2000. Operating income is the result of the factors indicated above.

      Liquidity & Working Capital
      ---------------------------

      As of December 31, 2002, the Company had cash and cash equivalents of $30,327 compared to $64,138 at December 31, 2001. During 2002, the Company used $89,984 in cash to fund operating activities. The Company used $40,702 for property and equipment acquisitions, and borrowed $96,875 against the Company's line of credit.

      The Company maintains a $ 275,000 line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%. Borrowings outstanding on this line were $100,000 at December 31, 2002. There were no borrowings outstanding on this line at December 31, 2001.

      Capital expenditures totaled approximately $41,000 in 2002 and $17,000 in 2001. No material purchase or capital commitments exist at December 31, 2002.

      Working capital at December 31, 2002 was $503,149 compared to $443,988 at December 31, 2001. The increase is the result of the net income for the year less the reclassification of long term debt to current.

      The Company believes that cash generated from operations, together with the existing sources of debt financing, will be sufficient to meet foreseeable cash requirements through 2003.

Item 7a - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

      Not applicable.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

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

      We do not maintain any plans, pursuant to which we may grant equity awards to employees or other persons.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

      Commissions paid to a related entity for the years ended December 31, 2002, 2001 and 2000 were approximately $1,700, $7,700 and $1,800, respectively. The Company has entered into a five year lease agreement for its Tewksbury, Massachusetts facility with Lorig Corporation, which is owned by members of the family of an officer and major stockholder of the Company. The Company believes the lease agreement is either favorable or comparable to others based on a market value of the facility. The lease expires in 2006.

Item 14 - Controls and Procedures
---------------------------------

      Our Chief Executive Officer/Chief Financial Officer has concluded, based on his evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                   PART IV

Item 15 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K
---------------------------------------------------------------------------

      a)    The following documents are filed as a part of this Report:

1.    Financial Statement:                                             Page
                                                                       ----

      Report of Independent Certified Public Accountants                12

      Balance sheet at December 31, 2002 and 2001                       13

      Statement of operations for the years ended
       December 31, 2002, 2001 and 2000                                 14

      Statement of stockholders' equity for the years ended
       December 31, 2002, 2001 and 2000                                 15

      Statement of cash flows for the years ended
       December 31, 2002 2001 and 2000                                  16

      Notes to Financial Statements                                     17

2.    Schedules for the years ended December 31, 2002, 2001 and 2000

      Schedule II - Valuation and Qualifying Accounts                   22

      All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the Consolidated financial statements and notes thereto.

3.    Exhibits:

      The following exhibits are filed herewith:

      99.1 Certification required under Section 1350 of Chapter 63 of Title 18 of the United States Code.

      The company filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2002:

      Form 8-K filed November 12, 2002.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEGATECH CORPORATION
(Registrant)


By: /s/ Vahan V. Basmajian
    ---------------------------------
    Vahan V. Basmajian, President, Treasurer and Director

Date:  March 7, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Vahan V. Basmajian
    ---------------------------------
    Vahan V. Basmajian, President, Treasurer and Director

By: /s/ Ralph E. Hawes
    ---------------------------------
    Ralph E. Hawes, Director

By: /s/ Dennis A. Humphrey
    ---------------------------------
    Dennis A. Humphrey, Director & Clerk

By: /s/ Henry P. Ingwersen
    ---------------------------------
    Henry P. Ingwersen, Director

By: /s/ Varant Z. Basmajian
    ---------------------------------
    Varant Z. Basmajian, Director


Date: March 7, 2003

                                CERTIFICATION

      I, Vahan V. Basmajian, President, Treasurer, and Chairman of the Board of Megatech Corporation certify that:

      1)    I have reviewed this annual report on Form 10-K of Megatech
Corporation;

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4) I, the registrant's certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others within the registrant, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) I, the registrant's certifying officer, have disclosed, based on my most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent functions);

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6) I, the registrant's certifying officer, have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

                                       /s/ Vahan V. Basmajian
                                       ------------------------------------
                                       Vahan V. Basmajian
                                       President, Treasurer & Chairman of
                                       the Board
                                       Principal Executive Officer
                                       Principal Financial Officer
                                       Principal Accounting Officer

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Megatech Corporation

      We have audited the accompanying balance sheet of Megatech Corporation as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megatech Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

      Our audits, referred to above, also include the financial schedules listed in the Index at Item 14(a)(2). In our opinion, based on our audit, such financial schedules present fairly the information required to be set forth therein.



                                       SULLIVAN BILLE, P.C.

February 26, 2003
Tewksbury, Massachusetts

                            MEGATECH CORPORATION

                  BALANCE SHEET, DECEMBER 31, 2002 AND 2001

                                                                    2002            2001
                                                                    ----            ----

                                 A S S E T S

CURRENT ASSETS:
  Cash and cash equivalents                                      $   30,327      $   64,138
  Accounts receivable:
    Trade (less allowance for doubtful accounts of $6,200)          146,482         254,061
    Other                                                             8,643           3,697
  Inventories                                                       839,753         216,506
  Prepaid expenses                                                       52           7,710
                                                                 ----------      ----------

Total current assets                                              1,025,257         546,112

PROPERTY AND EQUIPMENT - Net                                         83,566          71,233

OTHER ASSETS                                                          7,666           7,666
                                                                 ----------      ----------

      TOTAL                                                      $1,116,489      $  625,011
                                                                 ==========      ==========

                        L I A B I L I T I E S  A N D
                    S T O C K H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES:
  Note payable - line of credit                                  $  100,000
  Accounts payable - trade                                          218,508      $   50,160
  Accrued liabilities:
    Salaries and wages                                               35,365          24,396
    Other                                                            43,751          27,568
  Customer advanced payments                                         90,109
  Current portion of long-term debt                                  34,375
                                                                 ----------      ----------

      Total current liabilities                                     522,108         102,124
                                                                 ----------      ----------

LONG-TERM DEBT                                                                       37,500
                                                                 ----------      ----------

STOCKHOLDERS' EQUITY:
  Common stock, authorized, 5,000,000 shares of $.0143
   par value; issued and outstanding: 2002, 3,885,958
   shares; 2001, 3,840,558 shares                                   55,569           54,920
  Additional paid-in capital                                     4,024,162        4,016,948
  Deficit                                                       (3,485,350)      (3,586,481)
                                                                ----------       ----------

      Stockholders' equity - net                                   594,381          485,387
                                                                ----------       ----------

      TOTAL                                                     $1,116,489       $  625,011
                                                                ==========       ==========

                     See notes to financial statements.

                            MEGATECH CORPORATION

                           STATEMENT OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                    2002            2001            2000
                                                    ----            ----            ----

SALES                                            $3,052,238      $1,766,579      $2,075,724

COST OF SALES                                     1,162,396         750,163       1,029,285
                                                 ----------      ----------      ----------

GROSS PROFIT                                      1,889,842       1,016,416       1,046,439
                                                 ----------      ----------      ----------

OPERATING EXPENSES:
  Selling and marketing                           1,577,331         814,005         777,660
  General and administrative                        185,410         180,262         160,464
  Research and development                           16,270          16,766          34,937
                                                 ----------      ----------      ----------

Total operating expenses                          1,779,011       1,011,033         973,061
                                                 ----------      ----------      ----------

INCOME FROM OPERATIONS                              110,831           5,383          73,378

OTHER EXPENSE - Net                                   9,700           3,279           5,666
                                                 ----------      ----------      ----------

NET INCOME                                       $  101,131      $    2,104      $   67,712
                                                 ==========      ==========      ==========

NET INCOME PER SHARE - Basic and diluted         $     .026      $     .001      $     .018
                                                 ==========      ==========      ==========

                     See notes to financial statements.

                            MEGATECH CORPORATION

                      STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                       COMMON STOCK           ADDITIONAL
                                  ----------------------       PAID-IN                        STOCKHOLDERS'
                                   SHARES        AMOUNT        CAPITAL          DEFICIT       EQUITY - NET
                                   ------        ------       ----------        -------       -------------

BALANCE AT DECEMBER 31, 1999      3,812,308      $54,516      $4,014,661      $(3,656,297)      $412,880

ISSUANCE OF COMMON STOCK              3,100           44             383                             427

NET INCOME FOR THE YEAR                                                            67,712         67,712
                                  ---------      -------      ----------      -----------       --------

BALANCE AT DECEMBER 31, 2000      3,815,408       54,560       4,015,044       (3,588,585)       481,019

ISSUANCE OF COMMON STOCK             25,150          360           1,904                           2,264

NET INCOME FOR THE YEAR                                                             2,104          2,104
                                  ---------      -------      ----------      -----------      ---------

BALANCE AT DECEMBER 31, 2001      3,840,558       54,920       4,016,948       (3,586,481)       485,387

ISSUANCE OF COMMON STOCK             45,400          649           7,214                           7,863

NET INCOME FOR THE YEAR                                                           101,131        101,131
                                  ---------      -------      ----------      -----------       --------

BALANCE AT DECEMBER 31, 2002      3,885,958      $55,569      $4,024,162      $(3,485,350)      $594,381
                                  =========      =======      ==========      ===========       ========

                     See notes to financial statements.

                            MEGATECH CORPORATION

                           STATEMENT OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                  2002           2001           2000
                                                                  ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 101,131      $   2,104      $  67,712
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Non-cash charges to net income:
    Depreciation and amortization                                 25,634         20,834         17,546
    Common stock awarded as compensation                           7,863          2,264            427
    Loss on sale of property and equipment                         2,735
  Changes in operating assets and liabilities:
    Accounts receivable                                          102,633         82,582        (56,370)
    Inventories                                                 (623,247)        27,321        113,835
    Prepaid expenses                                               7,658         (1,851)        (1,498)
    Accounts payable                                             168,348        (45,221)        18,189
    Accrued liabilities                                           27,152        (34,957)      (180,754)
    Customer advanced payments                                    90,109
                                                               ---------      ---------      ---------

      Net cash provided by (used in) operating activities        (89,984)        53,076        (20,913)
                                                               ---------      ---------      ---------

CASH FLOWS USED IN INVESTING ACTIVITIES - Additions to
 property and equipment                                          (40,702)       (16,523)       (27,359)
                                                               ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit - net                             100,000
  Principal payments of long-term debt                            (3,125)
                                                               ---------      ---------      ---------

      Net cash provided by financing activities                   96,875
                                                               ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                     (33,811)        36,553        (48,272)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    64,138         27,585         75,857
                                                               ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  30,327      $  64,138      $  27,585
                                                               =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                $   9,566      $   3,417      $   3,437
  Taxes paid                                                         480            696            404

                     See notes to financial statements.

                            MEGATECH CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2002, 2001 AND 2000

1.    OPERATIONS

Megatech Corporation is engaged in the production and sale of educational training programs in the energy, power and transportation areas which are sold domestically and internationally to educational institutions and government agencies. Inherent in the line of business in which the Company is engaged is the risk of product line obsolescence due to technological advances. There also exists the risk that certain customers, such as governmental agencies, which are funded by tax revenues, may be subject to budget reductions. The Company grants credit to its customers. Approximately 58%, 11% and 28% of sales during the years ended December 31, 2002, 2001 and 2000, respectively, were from international sales.

There was one customer that accounted for approximately 88% of sales for the year ended December 31, 2002. There were two customers that accounted for 61% and 63% of sales for the years ended December 31, 2001 and 2000, respectively. No other customers accounted for more than 10% of sales in each of the years ended December 31, 2002, 2001 and 2000.

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

Leasehold improvements are amortized on the straight-line method over their respective lives.

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

3.    INVENTORIES

Inventories consisted of the following:

                                     December 31,
                                ----------------------
                                  2002          2001
                                  ----          ----

Raw material                    $248,588      $119,082
Work in Process                   31,765        37,096
Finished goods                   559,400        60,328
                                --------      --------

      Total                     $839,753      $216,506
                                ========      ========

4.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                         December 31,
                                                    ----------------------
                                                      2002          2001
                                                      ----          ----

Machinery and equipment                             $ 16,391      $245,855
Office equipment                                      48,573       143,827
Leasehold improvements                                70,226        69,776
Automobiles                                           63,175        58,399
                                                    --------      --------

      Total                                          198,365       517,857

Less accumulated depreciation and amortization       114,799       446,624
                                                    --------      --------

Property and equipment - net                        $ 83,566      $ 71,233
                                                    ========      ========

The useful lives employed for computing depreciation and amortization on principal classes of property and equipment are as follows:

Class Description                    Years
-----------------                    -----

Machinery and equipment              5 - 7
Office equipment                     5 - 7
Leasehold improvements                10
Automobiles                            5

5.    LINE OF CREDIT

The Company has a $275,000 (2001, $200,000) line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus 1.5%. Borrowings outstanding on this line were $100,000 at December 31, 2002. There were no borrowings outstanding on this line at December 31, 2001.

6.    LONG-TERM DEBT

Long-term debt of $34,375 and $37,500 at December 31, 2002 and 2001, respectively, classified as current at December 31, 2002, consists of 8% convertible notes payable. Interest is payable quarterly and the outstanding principle balance has been extended to June 2003. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $1 per share. If at anytime prior to the notes maturity date or conversion by the holder, the Company's common stock has market price of at least $2 for five consecutive trading days, the notes are convertible at the option of the Company into shares of the Company's common stock at a conversion rate of $1 per share.

7.    LEASE AGREEMENTS

The Company leases its office, research and production facility in Tewksbury, Massachusetts from a related party, under a five- year operating lease which expires December 2006. The Company is responsible for all operating expenses and maintenance costs. Rent expense was approximately $120,000 for the year ended December 31, 2002 and approximately $85,000 for each of the years ended December 31, 2001 and 2000.

Based on the lease currently in effect, the future minimum rental commitment is as follows:

Year Ended
December 31,            Amount
------------            ------

2003                   $120,000
2004                    140,000
2005                    140,000
2006                    140,000
                       --------

      Total            $540,000
                       ========

8.    INCOME TAXES

The Company has available federal net operating loss carryforwards of approximately $368,200 expiring through December 2018 and state operating loss carryforwards of approximately $131,300 expiring through December 2003.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                      December 31,
                                                               ------------------------
                                                                  2002           2001
                                                                  ----           ----

Deferred income tax assets:
  Federal and state net operating loss carryforwards           $ 137,700      $ 207,600
  Allowance for doubtful accounts, reserves and accruals          27,500         31,500
                                                               ---------      ---------

      Total deferred income tax assets                           165,200        239,100

Deferred income tax liabilities - tax over book depreciation      (3,200)        (6,100)
Valuation allowance for deferred tax assets                     (162,000)      (233,000)
                                                               ---------      ---------

Net recognized deferred income tax benefit                     $     -0-      $     -0-
                                                               =========      =========

9.    RELATED PARTY TRANSACTIONS

Commissions paid to a related entity were approximately $1,700, $7,700 and $1,800 during the years ended December 31, 2002, 2001 and 2000, respectively.

10.   EMPLOYEE BENEFIT PLAN

The Company has a SIMPLE IRA Plan (the Plan), which covers all employees who meet certain requirements. Under the terms of the Plan, the Board of Directors determines annually the amount of the matching contribution. There were no contributions during the years ended December 31, 2002 and 2001. The matching contribution for the year ended December 31, 2000 was approximately $5,400.

11.   NET INCOME PER SHARE

Basic net income per share has been computed using the weighted average number of common shares outstanding.

Diluted net income per share gives effect to all dilutive potential common shares that were outstanding during the period. None of the convertible debt or options outstanding at period end were included in the diluted net income per share calculation for the years ended December 31, 2002, 2001 and 2000, since they were anti-dilutive.

The weighted average number of shares outstanding is as follows:

          Year Ended        Number of
         December 31,        Shares
         ------------       ---------

            2002            3,856,948
            2001            3,825,951
            2000            3,813,719

                                                                SCHEDULE II


                            MEGATECH CORPORATION

                      VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------
                                       COLUMN A     COLUMN B      COLUMN C      COLUMN D     COLUMN E
-----------------------------------------------------------------------------------------------------
                                                           ADDITIONS
                                       BALANCE     ------------------------
                                         AT        CHARGED TO    CHARGED TO                  BALANCE
                                      BEGINNING     COSTS AND      OTHER                     AT END
DESCRIPTION                            OF YEAR      EXPENSES      ACCOUNTS     DEDUCTIONS    OF YEAR
-----------------------------------------------------------------------------------------------------

Year Ended December 31, 2000:
-----------------------------

  Reserve for obsolescence            $10,000       $  -0-          $-0-         $  -0-      $10,000
  Allowance for doubtful accounts     $ 9,934       $4,141          $-0-         $  -0-      $14,075

Year Ended December 31, 2001:
-----------------------------

  Reserve for obsolescence            $10,000       $  -0-          $-0-         $  -0-      $10,000
  Allowance for doubtful accounts     $14,075       $  -0-          $-0-         $7,875      $ 6,200

Year Ended December 31, 2002:
-----------------------------

  Reserve for obsolescence            $10,000       $  -0-          $-0-         $  -0-      $10,000
  Allowance for doubtful accounts     $ 6,200       $  -0-          $-0-         $  -0-      $ 6,200