Form 10-Q
period 2003-03-31
MEGATECH CORP
filed 2003-05-14
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003 or

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

         __________________________________________________________
               (Former name, former address and former fiscal
                     year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]      No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes [ ]      No [X]

There were 3,886,958 shares of common stock outstanding at May 1, 2003.

                            MEGATECH CORPORATION
                            --------------------
                         QUARTERLY REPORT FORM 10-Q
                               MARCH 31, 2003

PART 1.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements (Unaudited)                              Page

         Balance Sheet - March 31, 2003 and December 31, 2002            3

         Statement of Operations- for the three months ended             4
         March 31, 2003 and March 31, 2002

         Statement of Cash Flows- for the three months ended             5
         March 31, 2003 and March 31, 2002

         Notes to Financial Statements- March 31, 2003                   6

ITEM 2.  Management's Discussion and Analysis of Financial               8
         Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk      9

ITEM 4.  Controls and Procedures                                         9

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                              10

ITEM 2.  Changes in Securities and Use of Proceeds                      10

ITEM 3.  Defaults Upon Senior Securities                                10

ITEM 4.  Submission of Matters to a Vote of Security Holders            10

ITEM 5.  Other Information                                              10

ITEM 6.  Exhibits and Reports on Form 8-K                               10

         Signature Page                                                 10

         Certification                                                  11

                        PART 1. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                              MAR 31, 2003    DEC. 31, 2002
                                               (UNAUDITED)      (AUDITED)
                                              ------------    -------------

ASSETS

Current assets:
  Cash and cash equivalents                    $   85,647      $   30,327
  Accounts receivable:
    Trade                                         371,814         146,482
    Other                                           8,756           8,643
  Inventories                                     435,559         839,753
  Prepaid expenses                                 16,000              52
                                               ----------      ----------
      Total current assets                        917,776       1,025,257

  Property and equipment, net                      82,342          83,566
  Other assets                                      7,666           7,666
                                               ----------      ----------

      Total Assets                             $1,007,784      $1,116,489
                                               ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - line of credit                $        0      $  100,000
  Accounts payable - trade                        148,763         218,508
  Accrued liabilities                              65,704          79,116
  Customer advance payments                             0          90,109
  Current portion of long-term debt                34,375          34,375
                                               ----------      ----------
      Total current liabilities                   248,842         522,108
                                               ----------      ----------

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized; 3,886,958
   (3,885,958 at 2002) shares issued and
   outstanding                                     55,569          55,569
  Additional paid-in capital                    4,024,162       4,024,162
  Deficit                                      (3,320,789)     (3,485,350)
                                               ----------      ----------
      Total stockholders' equity                  758,942         594,381
                                               ----------      ----------

Total liabilities and stockholders' equity     $1,007,784      $1,116,489
                                               ==========      ==========

                     See notes to financial statements

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                                    QUARTER ENDED
                                           MARCH 31, 2003    MARCH 31, 2002
                                           --------------    --------------

Sales                                        $1,568,394        $  319,760

Cost of sales                                   678,744           110,004
                                             ----------        ----------

      Gross profit                              889,650           209,756
                                             ----------        ----------

Operating expenses:
  Selling                                       651,782           214,602
  General and administrative                     60,870            44,898
  Research and development                       12,239             3,809
                                             ----------        ----------

      Total operating expenses                  724,891           263,309
                                             ----------        ----------

      Income (loss) from operations             164,759           (53,553)
                                             ----------        ----------

Other income (expense):
  Interest income                                   820                 0
  Interest expense                               (1,075)             (750)
  Other income (expense)                             57              (190)
                                             ----------        ----------

Other income (expense), net                        (198)             (940)
                                             ----------        ----------

Net income (loss)                            $  164,561        $  (54,493)
                                             ==========        ==========

Net income (loss) per share - basic
 and diluted                                 $    0.042        $   (0.014)
                                             ==========        ==========

Weighted average number of  common
 shares outstanding                           3,886,802         3,840,558
                                             ==========        ==========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                    STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        QUARTER ENDED
                                               MARCH 31, 2003    MARCH 31, 2002
                                               --------------    --------------

Cash flows from operating activities:

Net income (loss)                                $  164,561        $  (54,493)

Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                       5,700             5,700
  Loss on sale of property and equipment              1,170                 0

Changes in operating assets and liabilities:
  Accounts receivable                              (225,445)           39,103
  Prepaid expenses                                  (15,948)            2,374
  Inventories                                       404,194          (277,817)
  Accounts payable-trade                            (69,745)          181,911
  Accrued liabilities                               (13,412)          (11,480)
  Customer advance payments                         (90,109)                0
                                                 ----------        ----------
Net cash provided  by (used in) operating
 activities                                         160,966          (114,702)
                                                 ----------        ----------

Cash flows from investing activities:
  Purchases of property and equipment                (5,646)           (2,391)
                                                 ----------        ----------
Net cash used in investing activities                (5,646)           (2,391)
                                                 ----------        ----------

Cash flows from financing activities:
  Payments on line of credit                       (170,000)                0
  Advances on line of credit                         70,000           100,000
                                                 ----------        ----------
Net cash provided by (used in) financing
 activities                                        (100,000)          100,000
                                                 ----------        ----------

Net increase (decrease) in cash and
 cash equivalents                                    55,320           (17,093)

Cash & cash equivalents, beginning of period         30,327            64,138
                                                 ----------        ----------

Cash & cash equivalents, end of period           $   85,647        $   47,045
                                                 ==========        ==========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                       NOTES TO  FINANCIAL STATEMENTS
                               MARCH 31, 2003

1     NATURE OF THE BUSINESS
      ----------------------

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

2     BASIS OF PRESENTATION
      ---------------------

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

4     INVENTORIES
      -----------

Inventories consisted of the following:

                                 MARCH 31, 2003    DEC. 31, 2002
                                 --------------    -------------

          Raw materials             $237,505         $248,588
          Work in process             49,620           31,765
          Finished goods             148,434          559,400
                                    --------         --------
                                    $435,559         $839,753
                                    ========         ========

5     PROPERTY AND EQUIPMENT
      ----------------------

Property and equipment consisted of the following:

                                 MARCH 31, 2003    DEC. 31, 2002
                                 --------------    -------------

Machinery and equipment             $ 21,207         $ 16,391
Office equipment                      48,573           48,573
Leasehold improvements                71,052           70,226
Automobiles                           60,375           63,175
                                    --------         --------

Total                                201,207          198,365
Less accumulated depreciation        118,865          114,799
                                    --------         --------
Property and equipment - net        $ 82,342         $ 83,566
                                    ========         ========

6     LONG-TERM DEBT
      --------------

Long-term debt of $34,375 classified as current at March 31, 2003 and December 31, 2002, consisted of 8% convertible notes payable. Interest is payable quarterly and the outstanding principal balance was originally due June 2001 and has been extended to June 2003. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $1 per share. If at anytime prior to the notes maturity date or conversion by the holder, the Company's common stock has a market price of at least $2 per share for five consecutive trading days, the notes are convertible at the option of the Company into shares of the Company's common stock at a conversion rate of $1 per share.

7     MAJOR CUSTOMER INFORMATION
      --------------------------

For the period ended March 31, 2003 and 2002, sales to one unrelated sales representative comprised 94% and 81% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS FOR QUARTERS ENDED MARCH 31, 2003 AND 2002

                            RESULTS OF OPERATIONS

Quarter Ended March 31, 2003 compared to quarter ended March 31, 2002

Sales for the quarter ended March 31, 2003 were $1,568,394, compared to $319,760 for the same quarter last year. The increase was primarily due to an increase in international sales. Domestic sales in the quarter ended March 31, 2003 were $406,067 or 26% of total sales, compared to $317,730 or 99% of total sales for the same period last year. International sales in the quarter ended March 31, 2003 were $1,162,327 or 74% of total sales, compared to $2,030 or 1% of total sales for the same period last year. The increase in international sales is attributable to sales through Snap On International of training equipment and programs to the national colleges of Venezuela.

Gross profit for the quarter ended March 31, 2003 was $889,650 or 57% of sales, compared to $209,756 or 66% of sales, for the same quarter last year. The decrease as a percentage of sales is the result of higher than estimated costs associated with a large order of which the final part of the shipment occurred in February, 2003. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

Selling and marketing expenses for the quarter ended March 31, 2003 were $651,782 or 42% of sales, compared to $214,602 or 67% of sales for the same period last year. The decrease as a percentage of sales is due to fixed selling expenses which did not increase with an increase in sales.

General and administrative expenses for the quarter ended March 31, 2003 were $60,870 or 4% of sales, compared to $44,898 or 14% of sales for the same period last year. The increase is due to increases in legal expense, salaries, audit, and accounting expense.

Research and development expenses for the quarter ended March 31, 2003 were $12,239 or 1% of sales, compared to $3,809 or 1% of sales, for the same quarter last year. The increase is due to the addition of engineering staff.

The net income for the quarter ended March 31, 2003 was $164,561 compared to a net loss of $54,493 for the same quarter last year. The increase is the result of the items discussed above.

                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

Working capital as of March 31, 2003 was $668,934 compared to $503,149 in
working capital at December 31, 2002.   The increase was attributable to
the net income for the quarter.

The Company maintains a secured line of credit in the amount of $275,000. At March 31, 2003, no borrowings were outstanding under this line. The Company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

Capital expenditures totaled approximately $5,600 for the three months ended March 31, 2003, compared to $2,400 for the same period in 2002. No material purchase or capital commitments exist at March 31, 2003.

The Company's backlog as of March 31, 2003 was $694,105 compared to $2,909,232 for the same period ended in 2002. The decrease in backlog is the result of $2.6 million in orders from Snap On Corporation for automotive trainers that were shipped to the Venezuelan government from June of 2002 to February of 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK

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

Reports on Form 8-K                                        None.

                                 SIGNATURES
                                 ----------

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            MEGATECH CORPORATION
                                (Registrant)

May 1, 2003                                  /s/ Vahan V. Basmajian
-----------                                  -----------------------------
Date                                         Vahan V. Basmajian
                                             President, Treasurer

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

5) I, the registrant's certifying officer, have disclosed, based on my most recent evaluation, to the registrant's auditors and the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) I, the registrant's certifying officer, have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions and regard to significant deficiencies and material weaknesses.

Date:  May 1, 2003                           /s/ Vahan V. Basmajian
                                             -----------------------------
                                             Vahan V. Basmajian
                                             President, Treasurer &
                                             Chairman of the Board