Form 10-Q
period 2003-06-30
MEGATECH CORP
filed 2003-08-13
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549

                                  FORM 10-Q


(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   [XX]      No   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes   [  ]      No   [XX]

There were 3,886,958 shares of common stock outstanding at August 5, 2003.

                            MEGATECH CORPORATION
                            --------------------
                         QUARTERLY REPORT FORM 10-Q
                                JUNE 30, 2003

PART 1.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements (Unaudited)                              Page

      Balance Sheet - June 30, 2003 and December 31, 2002                3

      Statement of Operations- for the quarter and six months            4
       ended June 30, 2003 and June 30, 2002

      Statement of Cash Flows- for the six months ended                  5
       June 30, 2003 and June 30, 2002

      Notes to Financial Statements- June 30, 2003                       6


ITEM 2.  Management's Discussion and Analysis of Financial               8
         Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk     10

ITEM 4.  Controls and Procedures                                        10

PART II. OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings                                              10

ITEM 2.  Changes in Securities and Use of Proceeds                      10

ITEM 3.  Defaults Upon Senior Securities                                10

ITEM 4.  Submission of Matters to a Vote of Security Holders            10

ITEM 5.  Other Information                                              10

ITEM 6.  Exhibits and Reports on Form 8-K                               10

         Signature Page                                                 11

         Certification                                                  11

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                                    JUNE 30, 2003    DEC. 31, 2002
                                                     (UNAUDITED)       (AUDITED)
                                                    -------------    -------------

ASSETS
Current assets:
  Cash and cash equivalents                          $  122,632       $   30,327
  Accounts receivable:
    Trade                                               396,657          146,482
    Other                                                 5,819            8,643
  Inventories                                           473,905          839,753
  Prepaid expenses                                       12,586               52
                                                     ----------       ----------
     Total current assets                             1,011,599        1,025,257

  Property and equipment, net                            76,642           83,566
  Other assets                                            7,666            7,666
                                                     ----------       ----------

     Total Assets                                    $1,095,907       $1,116,489
                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable - line of credit                      $        0       $  100,000
  Accounts payable - trade                              139,704          218,508
  Accrued liabilities                                    59,069           79,116
  Customer advance payments                              91,871           90,109
  Current portion of long-term debt                      25,000           34,375
                                                     ----------       ----------
      Total current liabilities                         315,644          522,108
                                                     ----------       ----------

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized; 3,886,958
   (3,885,958 at 2002) shares issued and
   outstanding                                           55,583           55,569
  Additional paid-in capital                          4,024,308        4,024,162
  Deficit                                            (3,299,628)      (3,485,350)
                                                     ----------       ----------

      Total stockholders' equity                        780,263          594,381
                                                     ----------       ----------

      Total liabilities and stockholders' equity     $1,095,907       $1,116,489
                                                     ==========       ==========

                      See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                            SIX MONTHS ENDED                   QUARTER ENDED
                                    JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003    JUNE 30, 2002
                                    -------------    -------------    -------------    -------------

Sales                                 $2,252,064       $1,906,389       $  683,670       $1,586,629

Cost of sales                            970,832          739,548          292,088          629,544
                                      ----------       ----------       ----------       ----------

      Gross profit                     1,281,232        1,166,841          391,582          957,085
                                      ----------       ----------       ----------       ----------

Operating expenses:
Selling                                  964,500          925,846          312,718          711,244
General and administrative               112,478           89,258           51,608           44,360
Research and development                  18,942            7,650            6,703            3,841
                                      ----------       ----------       ----------       ----------

      Total operating expenses         1,095,920        1,022,754          371,029          759,445
                                      ----------       ----------       ----------       ----------

      Income from operations             185,312          144,087           20,553          197,640
                                      ----------       ----------       ----------       ----------

Other income (expense):
  Interest income                          1,486                0              666                0
  Interest expense                        (1,133)          (7,871)             (58)          (7,121)
  Other income (expense)                      57             (166)               0               24
                                      ----------       ----------       ----------       ----------

Other income (expense), net                  410           (8,037)             608           (7,097)
                                      ----------       ----------       ----------       ----------

Net income                            $  185,722       $  136,050       $   21,161       $  190,543
                                      ==========       ==========       ==========       ==========

Net income per share - basic
 and diluted                          $    0.047       $    0.035       $    0.005       $    0.049
                                      ==========       ==========       ==========       ==========

Weighted average number of common
 shares outstanding                    3,886,875        3,849,729        3,886,958        3,858,800
                                      ==========       ==========       ==========       ==========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF CASH FLOWS (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                    JUNE 30, 2003    JUNE 30,  2002
                                                    -------------    --------------

Cash flows from operating activities:

Net income                                            $ 185,722        $ 136,050

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                          11,400           11,401
  Loss on sale of property and equipment                  1,170                0
  Common stock issued as compensation                       160            3,600

Changes in operating assets and liabilities:

  Accounts receivable                                  (247,351)          35,764
  Prepaid expenses                                      (12,534)          (7,053)
  Inventories                                           365,848         (241,262)
  Accounts payable- trade                               (78,804)         132,891
  Accrued liabilities                                   (20,047)           8,715
  Customer advance payments                               1,762                0
                                                      ---------        ---------
Net cash provided  by operating activities              207,326           80,106
                                                      ---------        ---------

Cash flows from investing activities:
  Purchases of property and equipment                    (5,646)          (6,586)
                                                      ---------        ---------
Net cash used in investing activities                    (5,646)          (6,586)
                                                      ---------        ---------

Cash flows from financing activities:
  Payments on line of credit                           (170,000)        (100,000)
  Advances on line of credit                             70,000          100,000
  Payments on notes payable                              (9,375)               0
                                                      ---------        ---------
Net cash used in financing activities                  (109,375)               0
                                                      ---------        ---------

Net increase in cash and cash equivalents                92,305           73,520

Cash & cash equivalents, beginning of period             30,327           64,138
                                                      ---------        ---------

Cash & cash equivalents, end of period                $ 122,632        $ 137,658
                                                      =========        =========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2003

1     NATURE OF THE BUSINESS
----------------------------

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

Recently, Megatech and Snap-On Tools entered into an agreement to market Megatech trainers to the transportation industry, government, and public education. Through Snap On Tools International, Megatech provided five state of the art training programs shipped in 2002 and 2003 to the national colleges of Venezuela.

2     BASIS OF PRESENTATION
---------------------------

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

3     SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------

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

4     INVENTORIES
-----------------

Inventories consisted of the following:

                           JUNE 30, 2003    DEC. 31, 2002
                           -------------    -------------

        Raw materials        $262,978         $248,588
        Work in process        50,768           31,765
        Finished goods        160,159          559,400
                             --------         --------
                             $473,905         $839,753
                             ========         ========

5     PROPERTY AND EQUIPMENT
----------------------------

Property and equipment consisted of the following:

                                 JUNE 30, 2003    DEC. 31, 2002
                                 -------------    -------------

Machinery and equipment           $ 21,207         $ 16,391
Office equipment                    48,573           48,573
Leasehold improvements              71,052           70,226
Automobiles                         60,375           63,175
                                  --------         --------

Total                              201,207          198,365
Less accumulated depreciation      124,565          114,799
                                  --------         --------
Property and equipment - net      $ 76,642         $ 83,566
                                  ========         ========

6     LONG-TERM DEBT
--------------------

Long-term debt of $25,000 and $34,375 classified as current at June 30, 2003 and December 31, 2002, consisted of 8% convertible notes payable. Interest is payable quarterly and the outstanding principal balance was originally due June 2001 and has been extended to September 2003. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $1 per share. If at anytime prior to the notes maturity date or conversion by the holder, the Company's common stock has a market price of at least $2 per share for five consecutive trading days, the notes are convertible at the option of the Company into shares of the Company's common stock at a conversion rate of $1 per share.

7     MAJOR CUSTOMER INFORMATION
--------------------------------

For the period ended June 30, 2003 and 2002, sales to three and one unrelated sales representative comprised 84% and 93% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS FOR THE QUARTER AND SIX
                     MONTHS ENDED JUNE 30, 2003 AND 2002

                            RESULTS OF OPERATIONS
                            ---------------------

Quarter Ended June 30, 2003 compared to quarter ended June 30, 2002

Sales for the quarter ended June 30, 2003 were $683,670, compared to $1,586,629 for the same quarter last year. The decrease was primarily due to a decrease in international sales. Domestic sales in the quarter ended June 30, 2003 were $570,169 or 83% of total sales, compared to $160,239 or 10% of total sales for the same period last year. International sales in the quarter ended June 30, 2003 were $113,501 or 17% of total sales, compared to $1,426,390 or 90% of total sales for the same period last year. The decrease in international sales is attributable to sales through Snap On International of training equipment and programs to the national colleges of Venezuela in the prior year.

Gross profit for the quarter ended June 30, 2003 was $391,582 or 57% of sales, compared to $957,085 or 60% of sales, for the same quarter last year. The decrease is the result of higher materials and labor costs in the current quarter. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

Selling and marketing expenses for the quarter ended June 30, 2003 were $312,718 or 46% of sales, compared to $711,244 or 45% of sales for the same period last year. Major changes compared to the prior year include a decrease in commission expense from 38% to 32%, and a decrease in salaries due to staffing changes. Overall, the increase as a percentage of sales is relatively flat due to fixed selling expenses which did not decrease with the decrease in sales.

General and administrative expenses for the quarter ended June 30, 2003 were $51,608 or 8% of sales, compared to $44,360 or 3% of sales for the same period last year. The increase is due to reclassification of salaries and increases in audit expense.

Research and development expenses for the quarter ended June 30, 2003 were $6,703 or 1% of sales, compared to $3,841 or .2% of sales, for the same quarter last year. The increase is due to the addition of engineering staff.

The net income for the quarter ended June 30, 2003 was $21,161 compared to net income of $190,543 for the same quarter last year. The decrease is the result of the items discussed above.

Six Months Ended June 30, 2003 compared to six months ended June 30, 2002

Sales for the six months ended June 30, 2003 were $2,252,064, compared to $1,906,389 for the same period last year. The increase was due to an increase in domestic sales. Domestic sales in the six months ended June 30, 2003 were $976,236 or 43% of total sales, compared to $477,970 or 25% of total sales for the same period last year. International sales in the six months ended June 30, 2003 were $1,275,828 or 57% of total sales, compared to $1,428,419 or 75% of total sales for the same period last year. Sales to Snap On Corporation for the period represented 75% of total sales compared to 90% in the prior year.

Gross profit for the six months ended June 30, 2003 was $1,281,232 or 57% of sales, compared to $1,166,841 or 61% of sales, for the same period last year. The decrease is the result of higher materials and labor costs in the current year. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

Selling and marketing expenses for the six months ended June 30, 2003 were $964,500 or 43% of sales, compared to $925,846 or 49% of sales for the same period last year. The decrease as a percentage of sales is due to fixed selling expenses which did not increase with an increase in sales.

General and administrative expenses for the six months ended June 30, 2003 were $112,478 or 5% of sales, compared to $89,258 or 5% of sales for the same period last year. The increase is due to reclassification of salaries, and increases in audit and accounting expense.

Research and development expenses for the six months ended June 30, 2003 were $18,942 or .8% of sales, compared to $7,650 or .4% of sales, for the same period last year. The increase is due to the addition of engineering staff.

The net income for the six months ended June 30, 2003 was $185,722 compared to net income of $136,050 for the same period last year. The increase is the result of the items discussed above.

                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

Working capital as of June 30, 2003 was $695,955 compared to $503,149 in working capital at December 31, 2002. The increase was attributable to the net income for the quarter.

The Company maintains a secured line of credit in the amount of $275,000. At June 30, 2003, no borrowings were outstanding under this line. The Company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

Capital expenditures totaled approximately $5,600 for the six months ended June 30, 2003, compared to $6,600 for the same period in 2002. No material purchase or capital commitments exist at June 30, 2003.

The Company's backlog as of June 30, 2003 was $503,321 compared to $1,535,600 for the same period ended in 2002. The decrease in backlog is the result of $1.5 million in orders from Snap On Corporation for automotive trainers that were shipped to the Venezuelan government from September of 2002 to February of 2003.

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

The Company's internal control structure has been evaluated. Based on the evaluation, it was determined that there were no significant changes in the Company's internal controls or in other factors that could affect these controls subsequent to the date of the evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

                         PART II: OTHER INFORMATION

Item 1.  Legal Proceedings:                      None.

Item 2.  Changes in Securities:                  None.

Item 3.  Defaults Upon Senior Securities:        None.

Item 4.  Submission of Matters to a
         Vote of Security Holders:               None.

The annual meeting of the stockholders of Megatech Corporation was held on May 12, 2003. Vahan Basmajian, Varant Basmajian, Henry Ingwersen, Ralph Hawes, and Dennis Humphrey were reelected directors of the corporation. The vote for was 3,093,442; against 4,600; and obstain 37,815. Sullivan Bille P.C. was reelected as independent auditors for the corporation for the current fiscal year. The vote for was 3,092,942; against 4,100; and obstain 37,815.

Item 5.  Other Information:                      None.

Item 6.  Exhibits and Reports on Form 8-K:

The following exhibits are filed herewith:

      99.1 Certification required under Section 1350 of Chapter 63 of Title 18 of the United States Code.

Reports on Form 8-KNone

                                SIGNATURES
                                ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       MEGATECH CORPORATION
                                       (Registrant)


August 5, 2003                         /s/  Vahan V. Basmajian
--------------                         --------------------------------
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


August 5, 2003                         /s/ Vahan V Basmajian
--------------                         --------------------------------
                                       Vahan V. Basmajian
                                       President, Treasurer & Chairman
                                       of the Board