Form 10-Q
period 2003-09-30
MEGATECH CORP
filed 2003-11-12
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549

                                  FORM 10-Q


(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                                    --      --

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes      No  XX
                                        --      --

There were 3,886,958 shares of common stock outstanding at October 29, 2003.

                            MEGATECH CORPORATION
                            --------------------
                         QUARTERLY REPORT FORM 10-Q
                             SEPTEMBER 30, 2003

PART 1.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Financial Statements (Unaudited)                              Page
                                                                       ----

      Balance Sheet - September 30, 2003 and December 31, 2002           3

      Statement of Operations- for the quarter and nine months           4
       ended September 30, 2003 and September 30, 2002

      Statement of Cash Flows- for the nine months ended                 5
       September 30, 2003 and September 30, 2002

      Notes to Financial Statements- September 30, 2003                  6

ITEM 2.  Management's Discussion and Analysis of Financial               8
         Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk     10

ITEM 4.  Controls and Procedures                                        10

PART II. OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings                                              10

ITEM 2.  Changes in Securities and Use of Proceeds                      10

ITEM 3.  Defaults Upon Senior Securities                                10

ITEM 4.  Submission of Matters to a Vote of Security Holders            10

ITEM 5.  Other Information                                              10

ITEM 6.  Exhibits and Reports on Form 8-K                               10

         Signature Page                                                 11

         Exhibits                                                       12

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET


                                                    SEPT. 30, 2003    DEC. 31, 2002
                                                      (UNAUDITED)       (AUDITED)
                                                    --------------    -------------

ASSETS
Current assets:
  Cash and cash equivalents                           $  250,858       $   30,327
  Accounts receivable:
    Trade                                                199,905          146,482
    Other                                                  8,216            8,643
  Inventories                                            468,753          839,753
  Prepaid expenses                                        14,639               52
                                                      ----------       ----------
      Total current assets                               942,371        1,025,257

  Property and equipment, net                             71,108           83,566
  Other assets                                             7,666            7,666
                                                      ----------       ----------

      Total Assets                                    $1,021,145       $1,116,489
                                                      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - line of credit                       $        0       $  100,000
  Accounts payable - trade                                51,116          218,508
  Accrued liabilities                                     74,303           79,116
  Customer advance payments                               70,080           90,109
  Current portion of long-term debt                            0           34,375
                                                      ----------       ----------
      Total current liabilities                          195,499          522,108
                                                      ----------       ----------

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized; 3,886,958
   (3,885,958 at 2002) shares issued and
   outstanding                                            55,583           55,569
  Additional paid-in capital                           4,024,308        4,024,162
  Deficit                                             (3,254,245)      (3,485,350)
                                                      ----------       ----------

      Total stockholders' equity                         825,646          594,381
                                                      ----------       ----------

      Total liabilities and stockholders' equity      $1,021,145       $1,116,489
                                                      ==========       ==========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)


                                                    NINE MONTHS ENDED                     QUARTER ENDED
                                            SEPT. 30, 2003    SEPT. 30, 2002    SEPT. 30, 2003    SEPT. 30, 2002
                                            --------------    --------------    --------------    --------------

Sales                                         $2,791,650        $2,709,884          539,586           803,495

Cost of sales                                  1,218,501         1,059,864          247,669           320,316
                                              ----------        ----------        ---------         ---------

      Gross profit                             1,573,149         1,650,020          291,917           483,179
                                              ----------        ----------        ---------         ---------

Operating expenses:
Selling                                        1,147,873         1,339,537          183,373           413,691
General and administrative                       161,268           133,066           48,790            43,808
Research and development                          22,837            12,377            3,895             4,727
                                              ----------        ----------        ---------         ---------

      Total operating expenses                 1,331,978         1,484,980          236,058           462,226
                                              ----------        ----------        ---------         ---------

      Income from operations                     241,171           165,040           55,859            20,953
                                              ----------        ----------        ---------         ---------

Other income (expense):
  Interest income                                  1,987             2,134              501             2,134
  Interest expense                                (1,633)           (8,584)            (500)             (713)
  Other income (expense)                             507               (40)               0               126
                                              ----------        ----------        ---------         ---------

Other income (expense), net                          861            (6,490)               1             1,547
                                              ----------        ----------        ---------         ---------

      Income before provision for
       income taxes                           $  242,032        $  158,550        $  55,860         $  22,500

State income taxes                               (10,927)                0          (10,477)                0
                                              ----------        ----------        ---------         ---------

Net income                                    $  231,105        $  158,550        $  45,383         $  22,500
                                              ==========        ==========        =========         =========

Net income per share - basic and diluted      $    0.059        $    0.041        $   0.012         $   0.006
                                              ==========        ==========        =========         =========

Weighted average number of common
 shares outstanding                            3,886,907         3,853,452        3,886,958         3,860,558
                                              ==========        ==========        =========         =========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF CASH FLOWS (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                   SEPT. 30, 2003    SEPT. 30, 2002
                                                   --------------    --------------

Cash flows from operating activities:

Net income                                            $231,105          $158,550

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                         17,433            17,101
  Loss on sale of property and equipment                 1,170                 0
  Common stock issued as compensation                      160             3,600

Changes in operating assets and liabilities:

  Accounts receivable                                  (52,996)          116,009
  Prepaid expenses                                     (14,587)           (1,301)
  Inventories                                          371,000          (232,419)
  Accounts payable- trade                             (167,392)           89,122
  Accrued liabilities                                   (4,813)           14,160
  Customer advance payments                            (20,029)                0
                                                      --------          --------
Net cash provided by operating activities              361,051           164,822
                                                      --------          --------

Cash flows from investing activities:
  Purchases of property and equipment                   (6,145)          (38,306)
                                                      --------          --------
Net cash used in investing activities                   (6,145)          (38,306)
                                                      --------          --------

Cash flows from financing activities:
  Payments on line of credit, net                     (100,000)                0
  Payments on long term debt                           (34,375)           (3,125)
                                                      --------          --------
Net cash used in financing activities                 (134,375)           (3,125)
                                                      --------          --------

Net increase in cash and cash equivalents              220,531           123,391

Cash & cash equivalents, beginning of period            30,327            64,138
                                                      --------          --------

Cash & cash equivalents, end of period                $250,858          $187,529
                                                      ========          ========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2003

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

4     INVENTORIES
      -----------

      Inventories consisted of the following:


                            SEPT. 30, 2003    DEC. 31, 2002
                            --------------    -------------

         Raw materials         $298,711          $248,588
         Work in process          7,245            31,765
         Finished goods         162,797           559,400
                               --------          --------
                               $468,753          $839,753
                               ========          ========

5     PROPERTY AND EQUIPMENT
      ----------------------

      Property and equipment consisted of the following:


                                       SEPT. 30, 2003    DEC. 31, 2002
                                       --------------    -------------

      Machinery and equipment             $ 21,207          $ 16,391
      Office equipment                      49,073            48,573
      Leasehold improvements                71,052            70,226
      Automobiles                           60,375            63,175
                                          --------          --------

      Total                                201,707           198,365
      Less accumulated depreciation        130,599           114,799
                                          --------          --------
      Property and equipment - net        $ 71,108          $ 83,566
                                          ========          ========

6     LONG-TERM DEBT
      --------------

      Long-term debt of $34,375 classified as current at December 31, 2002 was paid off during the period ended September 30, 2003. Interest was paid quarterly and the outstanding principal balance originally due June 2001 was extended to September 2003.

7     MAJOR CUSTOMER INFORMATION
      --------------------------

      For the period ended September 30, 2003 and 2002, sales to three and one unrelated sales representative comprised 93% and 92% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS FOR THE QUARTER AND NINE
                  MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                            RESULTS OF OPERATIONS
                            ---------------------

Quarter Ended September 30, 2003 compared to quarter ended September 30, 2002

Sales for the quarter ended September 30, 2003 were $539,586, compared to $803,495 for the same quarter last year. The decrease was primarily due to a decrease in international sales. Domestic sales in the quarter ended September 30, 2003 were $412,015 or 76% of total sales, compared to $474,312 or 59% of total sales for the same period last year. International sales in the quarter ended September 30, 2003 were $127,571 or 24% of total sales, compared to $329,183 or 41% of total sales for the same period last year. The decrease in international sales is attributable to sales through Snap On International of training equipment and programs to the national colleges of Venezuela in the prior year.

Gross profit for the quarter ended September 30, 2003 was $291,917 or 54% of sales, compared to $483,179 or 60% of sales, for the same quarter last year. The decrease as a percentage of sales is the result of higher materials and labor costs in the current quarter. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

Selling and marketing expenses for the quarter ended September 30, 2003 were $183,373 or 34% of sales, compared to $413,691 or 51% of sales for the same period last year. Major changes compared to the prior year include a decrease in commission expense from 38% to 21%, and a decrease in salaries due to staffing changes.

General and administrative expenses for the quarter ended September 30, 2003 were $48,790 or 9% of sales, compared to $43,808 or 5% of sales for the same period last year. The increase is due to increases in salaries and repairs and maintenance.

Research and development expenses for the quarter ended September 30, 2003 were relatively flat at $3,895 or .7% of sales, compared to $4,727 or .6% of sales, for the same quarter last year.

The net income for the quarter ended September 30, 2003 was $45,383 compared to net income of $22,500 for the same quarter last year. The increase is the result of the items discussed above.

Nine Months Ended September 30, 2003 compared to nine months ended
 September 30, 2002

Sales for the nine months ended September 30, 2003 were $2,791,650 compared to $2,709,884 for the same period last year. The increase was due to an increase in domestic sales. Domestic sales in the nine months ended September 30, 2003 were $1,388,251 or 50% of total sales, compared to $952,282 or 35% of total sales for the same period last year. International sales in the nine months ended September 30, 2003 were $1,403,399 or 50% of total sales, compared to $1,757,602 or 65% of total sales for the same period last year. Sales to Snap On Corporation for the period represented 71% of total sales compared to 92% in the prior period.

Gross profit for the nine months ended September 30, 2003 was $1,573,149 or 56% of sales, compared to $1,650,020 or 61% of sales, for the same period last year. The decrease in gross profit as a percentage of sales is the result of higher materials and labor costs in the current period. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

Selling and marketing expenses for the nine months ended September 30, 2003 were $1,147,873 or 41% of sales, compared to $1,339,537 or 49% of sales for the same period last year. The decrease is due to fixed selling expenses which did not increase with an increase in sales as well as decreases in salaries and commission expense.

General and administrative expenses for the nine months ended September 30, 2003 were $161,268 or 6% of sales, compared to $133,066 or 5% of sales for the same period last year. The increase is due to allocation of salaries, and increases in audit and accounting expense.

Research and development expenses for the nine months ended September 30, 2003 were $22,837 or .8% of sales, compared to $12,377 or .5% of sales, for the same period last year. The increase is due to the addition of engineering staff.

The net income for the nine months ended September 30, 2003 was $231,105 compared to net income of $158,550 for the same period last year. The increase is the result of the items discussed above.

                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

Working capital as of September 30, 2003 was $746,872 compared to $503,149 in working capital at December 31, 2002. The increase was attributable to the net income for the quarter.

The Company maintains a secured line of credit in the amount of $500,000, increased from $275,000 in September, 2003. At September 30, 2003, no borrowings were outstanding under this line. The Company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet cash requirements for the next twelve months.

Capital expenditures totaled approximately $6,100 for the nine months ended September 30, 2003, compared to $38,300 for the same period in 2002. No material purchase or capital commitments exist at September 30, 2003.

The Company's backlog as of September 30, 2003 was $240,723 compared to $1,481,149 for the same period ended in 2002. The decrease in backlog is the result of approximately $1.5 million in orders from Snap On Corporation for automotive trainers that were shipped to the Venezuelan government from September of 2002 to February of 2003.

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

Item 4.  Submission of Matters to a
         Vote of Security Holders:                 None.

Item 5.  Other Information:                        None.

Item 6.  Exhibits and Reports on Form 8-K:

The following exhibits are filed herewith:

      31.1  Certification of Chief Executive Officer under
            Sarbanes-Oxley Section 302(a)

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K                                None

                                 SIGNATURES
                                 ----------

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       MEGATECH CORPORATION
                                       (Registrant)


October 29, 2003                       /s/ Vahan V. Basmajian
----------------                       ----------------------
Date                                   Vahan V. Basmajian
                                       President, Treasurer