Form 10-K
period 2003-12-31
MEGATECH CORP
filed 2004-03-29
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
      OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  XX    No ___
                                                   ----      ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes __      No  XX
                                       ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant based upon the closing sale price of the Common Stock on March 15, 2004 was approximately $571,800 based on the average of the closing bid and asked quotations of the Common Stock in the over the counter market. The number of shares held by nonaffiliates was 2,722,758. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of par value $ .0143 common stock outstanding as of March 15, 2004 was 3,906,958.

Portions of the registrant's definitive Proxy Statement for its Annual Meeting of the stockholders to be held on May 10, 2004 (the "Proxy Statement") are incorporated by reference into Part III.

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

                                   PART I

Item 1- Description of Business
-------------------------------

      (a)   General Development of Business
            -------------------------------

      Megatech Corporation began its operations in 1970 and went public in 1972. It was originally organized to develop and sell its proprietary and patented oil-less, multi-fueled, transparent engine. The inventors are M.I.T. graduates, well known for their technological expertise.

      Megatech developed the nation's first modular technology program focusing on energy conversion devices and alternative energies, such as: solar thermal, solar photovoltaic, wind, hydro and geothermal systems. Following these modules, Megatech added to its product line 40 more modules covering communications technology in fiber optics, laser, ultrasonic, microwave, and satellite systems. Due to limited resources, however, the Company elected to withhold these modules since they require highly skilled staff to train instructors and initiate production.

      The transportation industry has undergone tremendous changes in the past decade. New innovation in braking systems, steering and suspension, computer-controlled engines, and safety features have fueled the demand for high-tech trainers. Megatech's automotive division has come to the aid of schools and industry alike to meet these needs and capitalize on this tremendous business potential.

      Megatech Corporation provides instructional programs, along with training equipment, as a turnkey system for the transportation industry. Automotive programs based on gas/diesel engines have been delivered with either GM, VW, Ford or Cummins engines to schools; truck diesel trainers have been delivered to nationally prominent training centers, the U.S. Military and to the Middle East. In addition, Megatech provides programs for marine diesel, auto gasoline, and various hydraulic trainers for transportation technology programs.

      Since the transportation industry brought vast changes in electronics and computerized vehicle management systems, it created a large demand for training students and technicians in both schools and industry. Because Megatech pioneered in Technology Education Modules, the Company applied its knowledge towards creating new designs for automotive training of students and dealership technicians.

      During the past 15 years, Megatech has been developing and marketing a comprehensive line of Automotive Trainers for schools, U.S. military, government and industry. Approximately 4000 schools in the United States and well over 20 nations around the world have bought Megatech automotive/technology modules.

      Megatech recently entered new markets with several custom designed trainers for both the U.S. military and the automotive industry. The Company successfully completed new Basic Knowledge and Skills modules at Aberdeen Proving Grounds. This was the first large scale military project the Company has secured in the electronics area. In addition, the Company developed Ford Motor Company's first complete electricity and electronics training program which will be used worldwide in the Ford Factory Training Centers, Maintenance and Light Repair Programs, and Ford Asset Programs.

      Snap On Corporation, one of the largest manufacturers in the U.S. of automotive tools and diagnostic equipment, has an agreement with Megatech to market Megatech trainers to the transportation industry, government, and public education. Snap On considers Megatech automotive trainers complimentary to their line of tools and diagnostic equipment and believes the trainers will enhance the sale of Snap On products to public education.

      There was one customer which accounted for 67% and 88% of sales for the years ended December 31, 2003 and 2002, respectively, and two customers which accounted for 61% of sales for the year ended December 31, 2001. Approximately 46%, 58% and 11% of sales during the years ended December 31, 2003, 2002 and 2001, respectively, were from international sales.

      The Company's backlog as of December 31, 2003 and 2002 was $261,709 and $1,610,020, respectively. The backlog as of December 31, 2002 included approximately $1 million in orders from Snap On Corporation which were shipped in February, 2003. The Company expects to fill all orders (unless cancelled) of its current backlog during the 2004 fiscal year.

      As of December 31, 2003, the Company had 11 full-time and 1 part-time employee, of which 7 were engaged in production activities, 3 in sales and marketing, and 2 in general and administrative.

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

            Export sales of the Company were as follows:
            --------------------------------------------


                                        Percent of
                  Year      Amount      Total Sales
                  ----      ------      -----------

                  2003    $1,463,975        46%

                  2002    $1,767,891        58%

                  2001    $  198,323        11%

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

Item 3 - Legal Proceedings
--------------------------

      None

Item 4 - Submission of Matters to a Vote of Security Holders:
-------------------------------------------------------------

      During the fourth quarter of 2003, no matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise.

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


                               High       Low
                               ----       ---

      2003    1st Quarter      0.20      0.20
              2nd Quarter      0.17      0.17
              3rd Quarter      0.20      0.20
              4th Quarter      0.24      0.24

      2002    1st Quarter      0.14      0.10
              2nd Quarter      0.26      0.26
              3rd Quarter      0.28      0.28
              4th Quarter      0.16      0.16

      2001    1st Quarter      0.16      0.11
              2nd Quarter      0.08      0.08
              3rd Quarter      0.04      0.04
              4th Quarter      0.07      0.07

      As of March 15, 2004, there were approximately 802 shareholders based upon the number of record holders as of that date. The Company has paid no cash dividends since it's inception in 1970. At the present time, the Company intends to retain all potential earnings for future growth of the business.

Item 6 - Selected Financial Data:
---------------------------------

      The following table summarizes certain financial data which are qualified by more detailed financial statements included herein.


                                          2003          2002          2001          2000          1999
                                          ----          ----          ----          ----          ----

Sales                                  $3,172,894    $3,052,238    $1,766,579    $2,075,724    $1,794,553
Income from operations                     61,646       110,831         5,383        73,378         1,992
Net Income                                 63,103       101,131         2,104        67,712         1,593
Net Income per Common share                 0.016         0.026         0.001         0.018         0.001
Weighted average shares outstanding     3,887,632     3,856,948     3,825,951     3,813,719     3,805,239




Total Assets                              829,330     1,116,489       625,011       700,821       795,247
Long Term Obligations                         -0-           -0-        37,500           -0-        37,500
Stockholders' equity                      622,444       594,381       485,387       481,019       412,880
Cash Dividends Per Share                      -0-           -0-           -0-           -0-           -0-

Item 7 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operation
         --------------------

Critical Accounting Policies

Revenue Recognition
-------------------

Revenue from product sales is recognized upon shipment.

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

2003 Compared with 2002

      Sales: Sales for 2003 increased from the corresponding period of 2002 by $.12 million or 4% to $3.2 million. The increase was due to an increase in domestic sales. Domestic sales were $1.7 million or 54% of total sales, compared to $1.3 million or 42% of total sales in 2002. International sales in 2003 were $1.5 million or 46% of total sales, compared to $1.8 million or 58% of total sales in 2002. The increase in domestic sales is due to an increase in direct sales which amounted to $359 thousand in 2003 compared to $210 thousand in 2002. The decrease in international sales is attributable to international sales through Snap On Corporation which were $1.1 million in 2003 compared to $1.8 million in 2002. Overall, sales to Snap On Corporation decreased to 67% in 2003 compared to 88% in 2002.

      Gross Profit: Gross profit for 2003 decreased from the corresponding period of 2002 by $.18 million or 10% to $1.7 million. As a percentage of sales, gross profit was 54% and 62% for 2003 and 2002, respectively. The decrease in gross profit margin as a percentage of sales is due to increased materials costs offset by decreased labor and overhead costs. Materials were $1,020,000 in 2003 or 32% compared to $657,000 or 22% in 2002. Labor was $292,000 or 9% in 2003 compared to $359,000 or 12% in 2002.
Overhead was $155,000 or 5% in 2003 compared to $147,000 or 4% in 2002.

      Selling and Marketing Expenses: Selling and marketing expenses decreased from the corresponding period of 2002 by $.17 million or 11% to $1.4 million. As a percentage of sales, selling and marketing expenses was 44% and 52% for 2003 and 2002, respectively. The overall decrease in selling and marketing expenses consists of a decline in commission expense and salaries offset by an increase in travel expenses. Commission expense in 2003 was $1 million or 32% of sales, compared to $1.1 million or 36% in 2002. The decrease is due to an increase in direct sales with no commission. Marketing salaries decreased to $164,000 in 2003 compared to $241,000 in 2002 due to staffing changes. Travel, meals and entertainment expenses increased to $64,000 in 2003 from $35,000 in 2002 due to increased travel to support international sales.

      General and Administrative Expenses: General and administrative expenses increased to $.21 million in 2003 compared to $.19 million in 2002. The increase is due to increased accounting and audit expense as well as changes in salary allocations. As a percentage of sales, general and administrative expenses increased to 7% of sales in 2003 compared to 6% in 2002.

      Research and Development Expenses: Research and development expenses increased to $26,000 or .8% of sales in 2003 compared to $16,000 or .5% of sales in 2002. The increase was due to staffing changes.

      Net Income: The net income for the year ended December 31, 2003 was $63,103 or 2% of sales, compared to $101,131 or 3% of sales for the previous year. The decrease is the result of the items discussed above.

2002 Compared with 2001

      Sales: Sales for 2002 increased from the corresponding period of 2001 by $1.3 million or 73% to $3.1 million. The increase was due to an increase in international sales. Domestic sales in 2002 were $1.3 million or 42% of total sales, compared to $1.6 million or 89% of total sales in 2001. International sales in 2002 were $1.8 million or 58% of total sales, compared to $.2 million or 11% of total sales in 2001. The increase in international sales is attributable to sales through Snap On International of training equipment and programs to the national Colleges of Venezuela. Overall, sales to Snap On Corporation increased to 88% in 2002 compared to 49% in 2001.

      Gross Profit: Gross profit for 2002 increased from the corresponding period of 2001 by $.9 million or 86% to $1.9 million. As a percentage of sales, gross profit was 62% and 58% for 2002 and 2001, respectively. The increase in gross profit margin as a percentage of sales is due to increased efficiencies associated with higher sales volume. Decreases in materials costs and overhead costs were offset slightly by an increase in labor costs. Materials were $657,000 in 2002 or 22% compared to $460,000 or 26% in 2001. Labor was $359,000 or 12% in 2002 compared to $179,000 or 10%
in 2001. Overhead was $146,000 or 4% in 2002 compared to $111,000 or 6% in 2001.

      Selling and Marketing Expenses: Selling and marketing expenses increased from the corresponding period of 2002 by $.8 million or 94% to $1.6 million. As a percentage of sales, selling and marketing expenses was 52% and 46% for 2002 and 2001, respectively. The increase in selling and marketing expenses is due to higher commission expense, salaries and rent. Commission expense in 2002 was 36% of sales compared to 28% in 2001.

      General and Administrative Expenses: General and administrative expenses were fairly steady in 2002 and 2001 at $.18 million. Major general and administrative expenses include salaries, rent, audit, accounting and directors expenses. As a percentage of sales, general and administrative expenses decreased to 6% of sales in 2002 compared to 10% in 2001. This is due to general and administrative expenses remaining relatively steady despite increased sales.

      Research and Development Expenses: Research and development expenses were stable in 2002 and 2001 at $16,000 or 1% of sales.

      Net Income: The net income for the year ended December 31, 2002 was $101,131 or 3% of sales, compared to $2,104 or .1% of sales for the previous year. The increase is the result of the items discussed above.

Liquidity & Capital Resources
-----------------------------

      As of December 31, 2003, the Company had cash and cash equivalents of $202,158 compared to $30,327 at December 31, 2002. During 2003, the Company provided $311,000 in cash from operating activities. The Company used $6,000 for property and equipment acquisitions, and repaid $134,000 on the Company's line of credit and notes payable.

      The Company maintains a $ 500,000 line-of-credit agreement with a bank, increased from $275,000 in September, 2003. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus .75%. There were no borrowings outstanding on this line at December 31, 2003. Borrowings outstanding on this line at December 31, 2002 were $100,000.

      Capital expenditures totaled approximately $6,000 in 2003 and $41,000 in 2002. No material purchase or capital commitments exist at December 31, 2003.

      Working capital at December 31, 2003 was $593,000 compared to $503,000 at December 31, 2002. The increase is primarily the result of the net income for the year.

      The Company believes that cash generated from operations, together with the existing sources of debt financing, will be sufficient to meet foreseeable cash requirements through 2004.

Recent Accounting Pronouncements
--------------------------------

      During November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31,

2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Management does not believe the adoption of FASB Interpretation No. 45 will have a material impact on the Company's financial position or results of operations as the Company does not currently provide any third party guarantees.

      In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Management does not believe the adoption of FIN 46(R) will have a material impact on the Company's financial position or results of operations, as the Company does not have any entities that would be covered under FIN 46.

      On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact on the Company's financial statements, as the Company does not currently have such instruments or activities.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of both Liabilities and Equities." SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that will be impacted by SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 revises or rescinds portions of the interpretive guidance that was previously issued in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) that was issued in December 1999 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a significant impact on the Company's financial position or results of operations.

Item 7A - Quantitative and Qualitative Disclosure of Market Risk
----------------------------------------------------------------

Not applicable.

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

      Financial statements together with the auditors' reports thereon are referred to Part IV and are attached hereto.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
          and Related Stockholder Matters
          -------------------------------

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

Item 13 - Certain Relationships and Related Transactions
-------------------------------------------------------

      Commissions paid to a related entity for the years ended December 31, 2003, 2002 and 2001 were approximately $ 0, $1,700 and $7,700, respectively. The Company has entered into a five year lease agreement for its Tewksbury, Massachusetts facility with Lorig Corporation, which is owned by members of the family of an officer and major stockholder of the Company. The Company believes the lease agreement is either favorable or comparable to others based on a market value of the facility. The lease expires in 2006.

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

                                   PART IV

Item 15 - Exhibits, Financial Statements, Schedules and Reports on Form 8-K
---------------------------------------------------------------------------

      a)    The following documents are filed as a part of this Report:

            1.    Financial Statement:                                     Page
                                                                           ----

                  Report of Independent Certified Public Accountants        16

                  Balance sheet at December 31, 2003 and 2002               17

                  Statement of operations for the years ended
                   December 31, 2003, 2002 and 2001                         18

                  Statement of stockholders' equity for the years ended
                   December 31, 2003, 2002 and 2001                         19

                  Statement of cash flows for the years ended
                   December 31, 2003, 2002 and 2001                         20

                  Notes to Financial Statements                             21

            2.    Schedules for the years ended December 31, 2003, 2002
                  and 2001

                  All schedules called for under Regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements and notes thereto.

            3.    Exhibits:

                  The following exhibits are filed herewith:

                  31  Certification of Chief Executive Officer pursuant to
                       section 302 of the Sarbanes-Oxley Act of 2002

                  32.  Certification of Chief Executive Officer pursuant to
                        18 U.S.C. Section 1350, Section 906 of the
                        Sarbanes-Oxley Act of 2002

            4.    Form 8-K

            The company filed no reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2003.

Item 16 - Principal Accountant Fees and Services
------------------------------------------------

      The information required with respect to principal accountant fees and services of the Company is incorporated herein by reference to "Principal Accountant Fees and Services" in the Proxy Statement and is incorporated herein by reference.

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

Date: March 15, 2004

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

By: /s/ Vahan V. Basmajian
    ----------------------
    Vahan V. Basmajian, President, Treasurer and Director

By: /s/ Ralph E. Hawes
    ------------------
    Ralph E. Hawes, Director

By: /s/ Dennis A. Humphrey
    ----------------------
    Dennis A. Humphrey, Director & Clerk

By: /s/ Henry P. Ingwersen
    ----------------------
    Henry P. Ingwersen, Director

By: /s/ Varant Z. Basmajian
    -----------------------
    Varant Z. Basmajian, Director


Date: March 15, 2004

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Megatech Corporation

      We have audited the accompanying balance sheet of Megatech Corporation as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megatech Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



                                       SULLIVAN BILLE, P.C.

March 8, 2004
Tewksbury, Massachusetts

                            MEGATECH CORPORATION

                  BALANCE SHEET, DECEMBER 31, 2003 AND 2002


                                                                 2003           2002
---------------------------------------------------------------------------------------

                                 A S S E T S

CURRENT ASSETS:
  Cash and cash equivalents                                   $  202,158     $   30,327
  Accounts receivable:
    Trade (less allowance for doubtful accounts of $6,200)       113,037        146,482
    Other                                                         20,630          8,643
  Inventories (less reserve of $10,000)                          418,713        839,753
  Prepaid expenses                                                 5,026             52
                                                              ----------     ----------

      Total current assets                                       759,564      1,025,257

PROPERTY AND EQUIPMENT - Net                                      62,100         83,566

OTHER ASSETS                                                       7,666          7,666
                                                              ----------     ----------

      TOTAL                                                   $  829,330     $1,116,489
                                                              ==========     ==========

                         L I A B I L I T I E S A N D
                    S T O C K H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
  Note payable - line of credit                                              $  100,000
  Accounts payable - trade                                    $   38,062        218,508
  Accrued liabilities:
    Salaries and wages                                            35,245         35,365
    Commissions                                                   44,148          1,649
    Other                                                         36,944         42,102
  Customer advanced payments                                      12,487         90,109
  Current portion of long-term debt                                              34,375
                                                              ----------     ----------

      Total current liabilities                                  166,886        522,108
                                                              ----------     ----------

STOCKHOLDERS' EQUITY:
  Common stock, authorized, 5,000,000 shares of $.0143
   par value; issued and outstanding: 2003, 3,906,958
   shares; 2002, 3,885,958 shares                                 55,869         55,569
  Additional paid-in capital                                   4,028,822      4,024,162
  Deficit                                                     (3,422,247)    (3,485,350)
                                                              ----------     ----------

      Stockholders' equity - net                                 662,444        594,381
                                                              ----------     ----------

      TOTAL                                                   $  829,330     $1,116,489
                                                              ==========     ==========

                     See notes to financial statements.

                            MEGATECH CORPORATION

                           STATEMENT OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                               2003          2002          2001
----------------------------------------------------------------------------------

SALES                                       $3,172,894    $3,052,238    $1,766,579

COST OF SALES                                1,467,474     1,162,396       750,163
                                            ----------    ----------    ----------

GROSS PROFIT                                 1,705,420     1,889,842     1,016,416
                                            ----------    ----------    ----------

OPERATING EXPENSES:
  Selling and marketing                      1,405,402     1,577,331       814,005
  General and administrative                   212,000       185,410       180,262
  Research and development                      26,372        16,270        16,766
                                            ----------    ----------    ----------

      Total operating expenses               1,643,774     1,779,011     1,011,033
                                            ----------    ----------    ----------

INCOME FROM OPERATIONS                          61,646       110,831         5,383

OTHER INCOME (EXPENSE) - Net                     1,457        (9,700)       (3,279)
                                            ----------    ----------    ----------

NET INCOME                                  $   63,103    $  101,131    $    2,104
                                            ==========    ==========    ==========

NET INCOME PER SHARE - Basic and diluted    $     .016    $     .026    $     .001
                                            ==========    ==========    ==========

                     See notes to financial statements.

                            MEGATECH CORPORATION

                      STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                    COMMON STOCK        ADDITIONAL
                                --------------------     PAID-IN                      STOCKHOLDERS'
                                 SHARES       AMOUNT     CAPITAL        DEFICIT       EQUITY - NET
                                 ------       ------    ----------      -------       -------------

BALANCE AT DECEMBER 31, 2000    3,815,408    $54,560    $4,015,044    $(3,588,585)      $481,019

ISSUANCE OF COMMON STOCK           25,150        360         1,904                         2,264

NET INCOME FOR THE YEAR                                                     2,104          2,104
                                ---------    -------    ----------    -----------       --------

BALANCE AT DECEMBER 31, 2001    3,840,558     54,920     4,016,948     (3,586,481)       485,387

ISSUANCE OF COMMON STOCK           45,400        649         7,214                         7,863

NET INCOME FOR THE YEAR                                                   101,131        101,131
                                ---------    -------    ----------    -----------       --------

BALANCE AT DECEMBER 31, 2002    3,885,958     55,569     4,024,162     (3,485,350)       594,381

ISSUANCE OF COMMON STOCK           21,000        300         4,660                         4,960

NET INCOME FOR THE YEAR                                                    63,103         63,103
                                ---------    -------    ----------    -----------       --------

BALANCE AT DECEMBER 31, 2003    3,906,958    $55,869    $4,028,822    $(3,422,247)      $662,444
                                =========    =======    ==========    ===========       ========

                     See notes to financial statements.

                            MEGATECH CORPORATION

                           STATEMENT OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                  2003          2002          2001
                                                                  ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  63,103     $ 101,131     $  2,104
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Non-cash charges (credit) to net income:
      Depreciation and amortization                               26,442        25,634       20,834
      Common stock awarded as compensation                         4,960         7,863        2,264
      (Gain) loss on sale of property and equipment                 (507)        2,735
    Changes in operating assets and liabilities:
      Accounts receivable                                         21,458       102,633       82,582
      Inventories                                                421,040      (623,247)      27,321
      Prepaid expenses                                            (4,974)        7,658       (1,851)
      Accounts payable                                          (180,446)      168,348      (45,221)
      Accrued liabilities                                         37,221        27,152      (34,957)
      Customer advanced payments                                 (77,622)       90,109
                                                               ---------     ---------     --------

        Net cash provided by (used in) operating activities      310,675       (89,984)      53,076
                                                               ---------     ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                           (6,143)      (40,702)     (16,523)
  Proceeds from disposal of property and equipment                 1,674
                                                               ---------     ---------     --------

      Net cash used in operating activities                       (4,469)      (40,702)     (16,523)
                                                               ---------     ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) line of credit                    (100,000)      100,000
  Principal payments of long-term debt                           (34,375)       (3,125)
                                                               ---------     ---------     --------

        Net cash provided by (used in) financing activities     (134,375)       96,875
                                                               ---------     ---------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                     171,831       (33,811)      36,553

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    30,327        64,138       27,585
                                                               ---------     ---------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 202,158     $  30,327     $ 64,138
                                                               =========     =========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                $   1,746     $   9,566     $  3,417
  Taxes paid                                                       1,130           480          696

                     See notes to financial statements.

                            MEGATECH CORPORATION

                        NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 2003, 2002 AND 2001

1.  OPERATIONS

Megatech Corporation is engaged in the production and sale of educational training programs in the energy, power and transportation areas which are sold domestically and internationally to educational institutions, the transportation industry and government agencies. Inherent in the line of business in which the Company is engaged is the risk of product line obsolescence due to technological advances. There also exists the risk that certain customers, such as governmental agencies, which are funded by tax revenues, may be subject to budget reductions. The Company grants credit to its customers. Approximately 46%, 58% and 11% of sales during the years ended December 31, 2003, 2002 and 2001, respectively, were from international sales.

There was one customer that accounted for approximately 67% and 88% of sales for the years ended December 31, 2003 and 2002, respectively. There were two customers that accounted for 61% of sales for the year ended December 31, 2001. No other customers accounted for more than 10% of sales in each of the years ended December 31, 2003, 2002 and 2001.

2.  SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Revenue from product sales are recognized upon shipment. Revenue for maintenance and service and other revenues are recognized as the services are performed.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash and all highly liquid investments with original maturities of three months or less.

Inventories - Inventories are valued at the lower of cost (first-in-first-out method) or market.

Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are computed principally on the straight-line method for financial accounting purposes, and accelerated methods for tax purposes, over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over their respective lives. Costs of maintenance and repairs are charged to expense while costs of significant renewals and betterments are capitalized.

Long-Lived Assets - The Company assesses the impairment of long-lived assets, whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments, related primarily to the future profitability and/or future value of the assets. Changes in the Company's strategic plan and/or market conditions could significantly impact these judgments and could require adjustments to recorded asset balances.

Advertising - The Company expenses the costs of advertising as incurred, except for the costs of its product catalogs, which are accounted for as prepaid supplies until they are distributed to customers or are no longer expected to be used. Advertising costs, including the costs of the Company's participation at industry trade shows, were approximately $20,900, $39,100 and $27,900 for 2003, 2002 and 2001, respectively.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.

Earnings per Share - Pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of convertible notes payable for the years ended December 31, 2002 and 2001.

Fair Value of Financial Instruments - The recorded amounts of financial instruments, including cash equivalents, accounts receivable, short-term debt, accounts payable, and accrued liabilities, approximate their fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt approximates its carrying value.

Recent Accounting Pronouncements - During November 2002, the Financial
Accounting
Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. Management does not believe the adoption of FASB Interpretation No. 45 will have a material impact on the Company's financial position or results of operations as the Company does not currently provide any third party guarantees.

In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Management does not believe the adoption of FIN 46(R) will have a material impact on the Company's financial position or results of operations, as the Company does not have any entities that would be covered under FIN 46.

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact on the Company's financial statements, as the Company does not currently have such instruments or activities.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 "Accounting for Financial Instruments with the Characteristics of both Liabilities and Equities." SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that will be impacted by SFAS No.
150. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 revises or rescinds portions of the interpretive guidance that was previously issued in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) that was issued in December 1999 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a significant impact on the Company's financial position or results of operations.

3.  INVENTORIES

Inventories consisted of the following:


                                          December 31,
                                     ----------------------
                                       2003          2002
                                       ----          ----

      Raw material                   $247,703      $248,588
      Work in Process                  23,175        31,765
      Finished goods                  147,835       559,400
                                     --------      --------
            Total                    $418,713      $839,753
                                     ========      ========

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                                             December 31,
                                                        ----------------------
                                                          2003          2002
                                                          ----          ----

      Machinery and equipment                           $ 21,207      $ 16,391
      Office equipment                                    49,073        48,573
      Leasehold improvements                              71,054        70,226
      Automobiles                                         60,374        63,175
                                                        --------      --------

            Total                                        201,708       198,365

      Less accumulated depreciation and amortization     139,608       114,799
                                                        --------      --------
      Property and equipment - net                      $ 62,100      $ 83,566
                                                        ========      ========

The useful lives employed for computing depreciation and amortization on principal classes of property and equipment are as follows:


         Class Description             Years
         -----------------             -----

      Machinery and equipment          5 - 7
      Office equipment                 5 - 7
      Leasehold improvements            10
      Automobiles                        5

5.  LINE OF CREDIT

The Company has a $500,000 (2002, $275,000) line-of-credit agreement with a bank. The line is collateralized by a security interest in substantially all assets of the Company. Interest is payable monthly at the bank's prime rate plus .75% (2002, 1.5%). Borrowings outstanding on this line were $100,000 at December 31, 2002. There were no borrowings outstanding on this line at December 31, 2003.

6.  LONG-TERM DEBT

Long-term debt of $34,375 at December 31, 2002, classified as current at December 31, 2002, consisted of 8% convertible notes payable. Interest was payable quarterly and the outstanding principle balance was extended to June 2003. The notes were convertible at the option of the holder into shares of the Company's common stock at a conversion rate of $1 per share. If at anytime prior to the notes maturity date or conversion by the holder, the Company's common stock has market price of at least $2 for five consecutive trading days, the notes were convertible at the option of the Company into shares of the Company's common stock at a conversion rate of $1 per share. The note was paid in full during 2003.

7.  LEASE AGREEMENTS

The Company leases its office, research and production facility in Tewksbury, Massachusetts from a related party, under a five- year operating lease which expires December 2006. The Company is responsible for all operating expenses and maintenance costs. Rent expense was approximately $120,000 for each of the years ended December 31, 2003 and 2002 and approximately $85,000 for the year ended December 31, 2001.

Based on the lease currently in effect, the future minimum rental commitment is as follows:


                    Year Ended
                   December 31,         Amount
                   ------------         ------

                   2004                $140,000
                   2005                 140,000
                   2006                 140,000
                                       --------

                       Total           $420,000
                                       ========

8.  INCOME TAXES

A reconciliation of the federal statutory rate of 34% to the provision for income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows:


                                                    2003         2002         2001
                                                    ----         ----         ----

Federal taxes at statutory rates                  $ 21,500     $ 34,400     $ 700
State benefit, net of federal tax effect             3,900        6,300       100
Graduated tax rate effect                          (10,700)     (11,700)     (400)
Federal and state operating loss carryforwards     (14,700)     (29,000)     (400)
                                                  --------     --------     -----

    Provision for income tax - net                $    -0-     $    -0-     $ -0-
                                                  ========     ========     =====

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                     December 31,
                                                                -----------------------
                                                                   2003          2002
                                                                   ----          ----

Deferred income tax assets:
  Federal and state net operating loss carryforwards            $ 116,400     $ 137,700
  Allowance for doubtful accounts, reserves and accruals           18,000        27,500
                                                                ---------     ---------

    Total deferred income tax assets                              134,400       165,200

Deferred income tax liabilities - tax over book depreciation       (7,400)       (3,200)
Valuation allowance for deferred tax assets                      (127,000)     (162,000)
                                                                ---------     ---------

Net recognized deferred income tax benefit                      $     -0-     $     -0-
                                                                =========     =========

The Company has available federal net operating loss carryforwards of approximately $342,400 expiring through December 2018 .

9.  RELATED PARTY TRANSACTIONS

Commissions paid to a related entity were approximately $1,700 and $7,700 during the years ended December 31, 2002 and 2001, respectively. No commissions were paid during 2003.

10.  EMPLOYEE BENEFIT PLAN

The Company has a SIMPLE IRA Plan (the Plan), which covers all employees who meet certain requirements. Under the terms of the Plan, the Board of Directors determines annually the amount of the matching contribution. There were no contributions during the years ended December 31, 2003, 2002 and 2001.

11.  NET INCOME PER SHARE

Basic net income per share has been computed using the weighted average number of common shares outstanding.

Diluted net income per share gives effect to all dilutive potential common shares that were outstanding during the period. Convertible debt outstanding at December 31, 2002 and 2001 was not included in the diluted net income per share calculation for the years then ended, since they were anti-dilutive.

The weighted average number of shares outstanding is as follows:


                    Year Ended           Number of
                   December 31,            Shares
                   ------------          ---------

                       2003              3,887,632
                       2002              3,856,948
                       2001              3,825,951