Form 10-Q
period 2004-03-31
MEGATECH CORP
filed 2004-05-14
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2004 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes XX    No __

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).    Yes __    No XX

There were 3,906,958 shares of common stock outstanding at May 5, 2004.

                            MEGATECH CORPORATION
                            --------------------
                         QUARTERLY  REPORT FORM 10-Q
                               MARCH 31, 2004

                                                                       Page
                                                                       ----
PART 1.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   Financial Statements (Unaudited)

          Balance Sheet - March 31, 2004 and December 31, 2003          3

          Statement of Operations- for the three months ended           4
           March 31, 2004 and March 31, 2003

          Statement of Cash Flows- for the three months ended           5
           March 31, 2004 and March 31, 2003

          Notes to Financial Statements- March 31, 2004                 6


ITEM 2.  Management's Discussion and Analysis of Financial              9
          Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk    10

ITEM 4.  Controls and Procedures                                       10

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                             11

ITEM 2.  Changes in Securities and Use of Proceeds                     11

ITEM 3.  Defaults Upon Senior Securities                               11

ITEM 4.  Submission of Matters to a Vote of Security Holders           11

ITEM 5.  Other Information                                             11

ITEM 6.  Exhibits and Reports on Form 8-K                              11

Signature Page                                                         12

Certification                                                          13

PART 1. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                              MAR 31, 2004    DEC. 31, 2003
                                               (UNAUDITED)      (AUDITED)
                                              ------------    -------------

ASSETS
Current assets:
  Cash and cash equivalents                   $    49,437      $   202,158
  Accounts receivable:
    Trade                                         189,658          113,037
    Other                                           1,805           20,630
  Inventories                                     463,747          418,713
  Prepaid expenses                                  2,996            5,026
                                              -----------      -----------
      Total current assets                        707,643          759,564

  Property and equipment, net                      55,172           62,100
  Other assets                                      7,666            7,666
                                              -----------      -----------

      Total Assets                            $   770,481      $   829,330
                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                         85,700           38,062
  Accrued liabilities                              71,917          116,337
  Customer advance payments                        21,144           12,487
                                              -----------      -----------
      Total current liabilities                   178,761          166,886
                                              -----------      -----------

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized; 3,906,958
   shares issued and outstanding                   55,869           55,869
  Additional paid-in capital                    4,028,822        4,028,822
  Deficit                                      (3,492,971)      (3,422,247)
                                              -----------      -----------

      Total stockholders' equity                  591,720          662,444
                                              -----------      -----------

Total liabilities and stockholders' equity    $   770,481      $   829,330
                                              ===========      ===========
</TABLE

                      See notes to financial statements

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                                     QUARTER ENDED
                                           MARCH 31, 2004    MARCH 31, 2003
                                           --------------    --------------

Sales                                        $  338,382        $1,568,394

Cost of sales                                   198,666           678,744
                                             ----------        ----------

      Gross profit                              139,716           889,650
                                             ----------        ----------

Operating expenses:
Selling & Marketing                             160,410           651,782
General and administrative                       45,961            60,870
Research and development                          4,103            12,239
                                             ----------        ----------

      Total operating expenses                  210,474           724,891
                                             ----------        ----------

      Income (loss) from operations             (70,758)          164,759
                                             ----------        ----------

Other income (expense):
  Interest income                                   296               820
  Interest expense                                 (262)           (1,075)
  Other income (expense)                              0                57
                                             ----------        ----------

Other income (expense), net                          34              (198)
                                             ----------        ----------

Net income (loss)                            $  (70,724)       $  164,561
                                             ==========        ==========

Net income (loss) per share - basic
 and diluted                                 $   (0.018)       $    0.042
                                             ==========        ==========

Weighted average number of  common
 shares outstanding                           3,906,958         3,886,802
                                             ==========        ==========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                    STATEMENT OF CASH FLOWS  (UNAUDITED)

                                                    QUARTER ENDED
                                           MARCH 31, 2004    MARCH 31, 2003
                                           --------------    --------------

Cash flows from operating activities:

Net income (loss)                            $ (70,724)        $ 164,561

Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                  6,928             5,700
  Loss on sale of property and equipment             0             1,170

Changes in operating assets and liabilities:
  Accounts receivable                          (57,796)         (225,445)
  Prepaid expenses                               2,030           (15,948)
  Inventories                                  (45,034)          404,194
  Accounts payable- trade                       47,638           (69,745)
  Accrued liabilities                          (44,420)          (13,412)
  Customer advance payments                      8,657           (90,109)
                                             ---------         ---------
Net cash provided  by (used in)
 operating activities                         (152,721)          160,966
                                             ---------         ---------

Cash flows from investing activities:
  Purchases of property and equipment                0            (5,646)
                                             ---------         ---------
  Net cash used in investing activities              0            (5,646)
                                             ---------         ---------

Cash flows from financing activities:
  Payments on line of credit                         0          (170,000)
  Advances on line of credit                         0            70,000
                                             ---------         ---------
Net cash provided by (used in) financing
 activities                                          0          (100,000)
                                             ---------         ---------

Net increase (decrease) in cash and cash
 equivalents                                  (152,721)           55,320

Cash & cash equivalents, beginning of
 period                                        202,158            30,327
                                             ---------         ---------

Cash & cash equivalents, end of period       $  49,437         $  85,647
                                             =========         =========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 2004

1    NATURE OF THE BUSINESS
     ----------------------

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

Snap On Corporation, one of the largest manufacturer in the U.S. of automotive tools and diagnostic equipment, has an agreement with Megatech to market Megatech trainers to the transportation industry, government, and public education. Snap On considers Megatech automotive trainers complimentary to their line of tools and diagnostic equipment and believes the trainers will enhance the sale of Snap On products to public education.

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

4    INVENTORIES
     -----------

Inventories consisted of the following:

                          MARCH 31, 2004    DEC. 31, 2003
                          --------------    -------------

        Raw materials       $236,305           $247,703
        Work in process       20,571             23,175
        Finished goods       206,871            147,835
                            --------           --------
                            $463,747           $418,713
                            ========           ========

5    PROPERTY AND EQUIPMENT
     ----------------------

Property and equipment consisted of the following:

                                   MARCH 31, 2004    DEC. 31, 2003
                                   --------------    -------------

Machinery and equipment              $ 21,207           $ 21,207
Office equipment                       49,073             49,073
Leasehold improvements                 71,054             71,054
Automobiles                            60,374             60,374
                                     --------           --------

Total                                 201,708            201,708
Less accumulated depreciation         146,536            139,608
                                     --------           --------
Property and equipment - net         $ 55,172           $ 62,100
                                     ========           ========

6     MAJOR CUSTOMER INFORMATION
      --------------------------

For the period ended March 31, 2004 and 2003, sales to five and one unrelated sales representative comprised 82% and 94% of total sales, respectively.

ITEM 2.

                            MEGATECH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS FOR QUARTERS ENDED MARCH 31, 2004 AND 2003

                            RESULTS OF OPERATIONS
                            ---------------------

Quarter Ended March 31, 2004 compared to quarter ended March 31, 2003

Sales for the quarter ended March 31, 2004 were $338,382, compared to $1,568,394 for the same quarter last year. The decrease was primarily due to a decrease in international sales. Domestic sales in the quarter ended March 31, 2004 were $302,832 or 89% of total sales, compared to $406,067or 26% of total sales for the same period last year. International sales in the quarter ended March 31, 2004 were $35,550 or 11% of total sales, compared to $1,162,327 or 74% of total sales for the same period last year. The decrease in international sales is attributable to sales through Snap On International of training equipment and programs to the national colleges of Venezuela in the first quarter of 2003.

Gross profit for the quarter ended March 31, 2004 was $139,716 or 41% of sales, compared to $889,650 or 57% of sales, for the same quarter last year. The decrease as a percentage of sales is the result of increased material costs. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

Selling and marketing expenses for the quarter ended March 31, 2004 were $160,410 or 47% of sales, compared to $651,782 or 42% of sales for the same period last year. Major changes compared to the prior year include a decrease in commission expense as a percentage of sales to 22% from 36% in the prior year. The overall increase as a percentage of sales is due to fixed selling expenses accompanied by a decrease in sales.

General and administrative expenses for the quarter ended March 31, 2004 were $45,961 or 14% of sales, compared to $60,870 or 4% of sales for the same period last year. Major changes compared to prior year include a decrease in legal fees, accounting fees, and salaries. The overall increase as a percentage of sales is due to fixed G & A expenses accompanied by a decrease in sales.

Research and development expenses for the quarter ended March 31, 2004 were $4,103 or 1% of sales, compared to $12,239 or 1% of sales, for the same quarter last year. The decrease is due to the reduction of engineering staff.

The net loss for the quarter ended March 31, 2004 was $70,724 compared to a net income of $164,561 for the same quarter last year. The decrease is the result of the items discussed above.

                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

Working capital as of March 31, 2004 was $528,882 compared to $592,678 in working capital at December 31, 2003. The decrease was primarily the result of the net loss for the quarter.

The Company maintains a secured line of credit in the amount of $500,000. At March 31, 2004, no borrowings were outstanding under this line. The Company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

There were no capital expenditures for the three months ended March 31, 2004, compared to $5,600 for the same period in 2003. No material purchase or capital commitments exist at March 31, 2004.

The Company's backlog as of March 31, 2004 was $132,000 compared to $694,000 for the same period ended in 2003.

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

Item 3.  Defaults Upon Senior Securities:                   None.

Item 4.  Submission of Matters to a
         Vote of Security Holders:                          None.

Item 5. Other Information:                                  None.

Item 6. Exhibits and Reports on Form 8-K:

      (a)   The following exhibits are filed herewith:

            31    Certification

            32    Certification of Chief Executive Officer

      (b)   Report on Form 8-K                              None.

                                 SIGNATURES
                                 ----------

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            MEGATECH CORPORATION
                                (Registrant)


May 5, 2004                            /s/ Vahan V. Basmajian
-----------                            ------------------------------------
Date                                   Vahan V. Basmajian
                                       President, Treasurer