Form 10-Q
period 2004-06-30
MEGATECH CORP
filed 2004-08-12
CIK 64708

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549
                                  FORM 10-Q


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2004 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _______________

                      Commission file number     0-9643

                            MEGATECH CORPORATION
           (Exact name of registrant as specified in its charter)

              Massachusetts                                04-2461059
     (State or other jurisdiction of                     (IRS. Employer
      incorporation of organization)                   Identification No.)

     555 WOBURN STREET,TEWKSBURY,MA                          01876
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


There were 3,906,958 shares of common stock outstanding at August 5, 2004.

                            MEGATECH CORPORATION
                            --------------------
                         QUARTERLY REPORT FORM 10-Q
                                JUNE 30, 2004


PART 1.   FINANCIAL INFORMATION
-------------------------------

ITEM 1.   Financial Statements (Unaudited)                             Page
                                                                       ----

          Balance Sheet - June 30, 2004 and December 31, 2003            3

          Statement of Operations- for the quarter and six months        4
           ended June 30, 2004 and June 30, 2003

          Statement of Cash Flows- for the six months ended              5
             June 30, 2004 and June 30, 2003

          Notes to Financial Statements- June 30, 2004                   6


ITEM 2.   Management's Discussion and Analysis of Financial              8
           Condition and Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk     9

ITEM 4.   Controls and Procedures                                        9

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                             10

ITEM 2.   Changes in Securities and Use of Proceeds                     10

ITEM 3.   Defaults Upon Senior Securities                               10

ITEM 4.   Submission of Matters to a Vote of Security Holders           10

ITEM 5.   Other Information                                             10

ITEM 6.   Exhibits and Reports on Form 8-K                              10

          Signature Page                                                11

          Exhibits                                                      12

PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            MEGATECH CORPORATION
                                BALANCE SHEET

                                             JUNE 30, 2004    DEC. 31, 2003
                                              (UNAUDITED)       (AUDITED)
                                             -------------    -------------

ASSETS
Current assets:
  Cash and cash equivalents                    $   37,581      $  202,158
  Accounts receivable:
    Trade                                         216,661         113,037
    Other                                           1,805          20,630
  Inventories                                     554,405         418,713
  Prepaid expenses                                  3,393           5,026
                                               ----------      ----------
       Total current assets                       813,845         759,564

  Property and equipment, net                      49,116          62,100
  Other assets                                      7,666           7,666
                                               ----------      ----------

Total assets                                   $  870,627      $  829,330
                                               ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - line of credit                $  125,000      $        0
  Accounts payable - trade                        129,791          38,062
  Accrued liabilities                              72,813         116,337
  Customer advance payments                        40,326          12,487
                                               ----------      ----------
      Total current liabilities                   367,930         166,886

Stockholders' equity:
  Common Stock, par value $.0143 per share,
   5,000,000 shares authorized; 3,906,958
   shares issued and outstanding                   55,869          55,869
  Additional paid-in capital                    4,028,822       4,028,822
  Deficit                                      (3,581,994)     (3,422,247)
                                               ----------      ----------

      Total stockholders' equity                  502,697         662,444
                                               ----------      ----------

Total liabilities and stockholders' equity     $  870,627      $  829,330
                                               ==========      ==========

                      See notes to financial statements

                            MEGATECH CORPORATION
                     STATEMENT OF OPERATIONS (UNAUDITED)

                                          SIX MONTHS ENDED                   QUARTER ENDED
                                   JUNE 30, 2004    JUNE 30, 2003    JUNE 30, 2004    JUNE 30, 2003
                                   -------------    -------------    -------------    -------------

Sales                               $  619,559       $2,252,064       $  281,177       $  683,670

Cost of sales                          351,217          970,832          152,551          292,088
                                    ----------       ----------       ----------       ----------

     Gross profit                      268,342        1,281,232          128,626          391,582
                                    ----------       ----------       ----------       ----------

Operating expenses:
Selling                                312,749          964,500          152,339          312,718
General and administrative             102,620          112,478           56,659           51,608
Research and development                11,205           18,942            7,102            6,703
                                    ----------       ----------       ----------       ----------

      Total operating expenses         426,574        1,095,920          216,100          371,029
                                    ----------       ----------       ----------       ----------

Income (loss) from operations         (158,232)         185,312          (87,474)          20,553
                                    ----------       ----------       ----------       ----------

Other income (expense):
  Interest income                          466            1,486              170              666
  Interest expense                      (1,091)          (1,133)            (829)             (58)
  Other income (expense)                  (890)              57             (890)               0
                                    ----------       ----------       ----------       ----------

Other income (expense), net             (1,515)             410           (1,549)             608
                                    ----------       ----------       ----------       ----------

Net income (loss)                   $ (159,747)      $  185,722       $  (89,023)      $   21,161
                                    ==========       ==========       ==========       ==========

Net income (loss) per share
 - basic and diluted                $   (0.041)      $    0.047       $   (0.023)      $    0.005
                                    ==========       ==========       ==========       ==========

Weighted average number of common
 shares outstanding                  3,906,958        3,886,875        3,906,958        3,886,958
                                    ==========       ==========       ==========       ==========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                     STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                            JUNE 30, 2004    JUNE 30, 2003
                                                            -------------    -------------

Cash flows from operating activities:

Net income (loss)                                             $(159,747)       $ 185,722

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                                  12,984           11,400
  Loss on sale of property and equipment                              0            1,170
  Common stock issued as compensation                                 0              160

Changes in operating assets and liabilities:

  Accounts receivable                                           (84,799)        (247,351)
  Prepaid expenses                                                1,633          (12,534)
  Inventories                                                  (135,692)         365,848
  Accounts payable- trade                                        91,729          (78,804)
  Accrued liabilities                                           (43,524)         (20,047)
  Customer advance payments                                      27,839            1,762
                                                              ---------        ---------
Net cash provided by (used in) operating activities            (289,577)         207,326
                                                              ---------        ---------

Cash flows from investing activities:
  Purchases of property and equipment                                 0           (5,646)
                                                              ---------        ---------
Net cash provided by (used in) investing activities                   0           (5,646)
                                                              ---------        ---------

Cash flows from financing activities:
  Payments on line of credit                                          0         (170,000)
  Advances on line of credit                                    125,000           70,000
  Payments on notes payable                                           0           (9,375)
                                                              ---------        ---------
Net cash used in financing activities                           125,000         (109,375)
                                                              ---------        ---------

Net increase (decrease) in cash and cash equivalents           (164,577)          92,305

Cash & cash equivalents, beginning of period                    202,158           30,327
                                                              ---------        ---------

Cash & cash equivalents, end of period                        $  37,581        $ 122,632
                                                              =========        =========

                     See notes to financial statements.

                            MEGATECH CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2004

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

4     INVENTORIES
      -----------

Inventories consisted of the following:

                                  JUNE 30, 2004    DEC. 31, 2003
                                  -------------    -------------

          Raw materials             $274,229         $247,703
          Work in process             19,996           23,175
          Finished goods             260,180          147,835
                                    --------         --------
                                    $554,405         $418,713
                                    ========         ========

5     PROPERTY AND EQUIPMENT
      ----------------------

  Property and equipment consisted of the following:

                                  JUNE 30, 2004    DEC. 31, 2003
                                  -------------    -------------

Machinery and equipment             $ 21,207         $ 21,207
Office equipment                      49,073           49,073
Leasehold improvements                71,054           71,054
Automobiles                           60,374           60,374
                                    --------         --------

Total                                201,708          201,708
Less accumulated depreciation        152,592          139,608
                                    --------         --------
Property and equipment - net        $ 49,116         $ 62,100
                                    ========         ========

6     MAJOR CUSTOMER INFORMATION
      --------------------------

For the period ended June 30, 2004 and 2003, sales to three unrelated sales representatives comprised 49% and 84% of total sales, respectively.


ITEM 2.

                            MEGATECH CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER
                 AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

RESULTS OF OPERATIONS
---------------------

Quarter Ended June 30, 2004 compared to quarter ended  June 30, 2003

Sales for the quarter ended June 30, 2004 were $281,177, compared to $683,670 same quarter last year. The decrease was primarily due to a decrease in overall sales. Domestic sales in the quarter ended June 30, 2004 were $257,582 or 92% of total sales, compared to $570,169 or 83% of total sales for the same period last year. International sales in the quarter ended June 30, 2004 were $23,595 or 8% of total sales, compared to $113,501 or 17% of total sales for the same period last year.

Gross profit for the quarter ended June 30, 2004 was $128,626 or 46% of sales, compared to $391,582 or 57% of sales, for the same quarter last year. The decrease is the result of higher materials and labor costs in the current quarter. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

Selling and marketing expenses for the quarter ended June 30, 2004 were $152,339 or 54% of sales, compared to $312,718 or 46% of sales for the same period last year. Major changes compared to the prior year include a decrease in commission expense from 32% to 21%. The overall increase as a percentage of sales is due to fixed selling expenses accompanied by a decrease in sales.

General and administrative expenses for the quarter ended June 30, 2004 were $56,659 or 20% of sales, compared to $51,608 or 8% of sales for the same period last year. a percentage of sales is due to fixed G&A expenses increase as accompanied by a decrease in sales

Research and development expenses for the quarter ended June 30, 2004 were $7,102 or 3% of sales, compared to $6,703 or 1% of sales, for the same quarter last year. The increase is due to outside engineering services.

The net loss for the quarter ended June 30, 2004 was $89,023 compared to net income of $21,161 for the same quarter last year. The decrease is the result of the items discussed above.

Six Months Ended June 30, 2004 compared to six months ended  June 30, 2003

Sales for the six months ended June 30, 2004 were $619,559, compared to $2,252,064 for the same period last year. The decrease was due primarily to a decrease in international sales. Domestic sales in the six months ended June 30, 2004 were $560,414 or 90% of total sales, compared to $976,236 or 43% of total sales for the same period last year. International sales in the six months ended June 30, 2004 were $59,145 or 10% of total sales, compared to $1,275,828 or 57% of total sales for the same period last year. The decrease in international sales is attributable to sales through Snap On International of training equipment and programs to the national colleges of Venezuela in the first quarter of 2003.

Gross profit for the six months ended June 30, 2004 was $268,342 or 43% of sales, compared to $1,281,232 or 57% of sales, for the same period last year. The decrease is the result of higher materials and labor costs in the current year, combined with a decreased amount of sales. Currently, there are no known future increases in costs of materials, labor or other price increases which could have an effect on sales other than normal inflation increases.

Selling and marketing expenses for the six months ended June 30, 2004 were $312,749 or 50% of sales, compared to $964,500 or 43% of sales for the same period last year. The increase as a percentage of sales is due to fixed selling expenses accompanied by a decrease in sales.

General and administrative expenses for the six months ended June 30, 2004 were $102,620 or 17% of sales, compared to $112,478 or 5% of sales for the same period last year. The increase as a percent of sales is due to fixed G&A expenses accompanied by a decrease in sales.

Research and development expenses for the six months ended June 30, 2004 were $11,205 or 1.8% of sales, compared to $18,942 or .8% of sales, for the same period last year. The increase as a percent of sales is due to a lower sales base.

The net loss for the six months ended June 30, 2004 was $159,747 compared to net income of $185,722 for the same period last year. The decrease is the result of the items discussed above.

                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

Working capital as of June 30, 2004 was $445,915 compared to $592,678 in working capital at December 31, 2003. The decrease was attributable to the net loss for the six months.

The Company maintains a secured line of credit in the amount of $500,000. At June 30, 2004, $125,000 was outstanding under this line. The Company believes that cash generated from operations, together with existing sources of debt financing, will be sufficient to meet foreseeable cash requirements for the next twelve months.

There were no capital expenditures for the six months ended June 30, 2004, compared to $5,600 for the same period in 2003. No material purchase or capital commitments exist at June 30, 2004.

The Company's backlog as of June 30, 2004 was $530,610 compared to $503,321 for the same period ended in 2003.

The Company's backlog as of August 4, 2004 was $2,236,718 which will ship in Q3 and Q4 of 2004. Significant portions of the backlog are as follows:
Snap On International shipments to Columbia $1,290,080, 4 Other
International customers $612,003, and 12 Domestic customers $334,635.

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

Item 4.   Submission of Matters to a
          Vote of Security Holders:                         None.

Item 5.   Other Information:                                None.

Item 6.   Exhibits and Reports on Form 8-K:

      (a)   The following exhibits are filed herewith:

            31     Certifications
            32     Certification of Chief Executive Officer

      (b)   Reports on Form 8-K  None

                                 SIGNATURES
                          -------------------------

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            MEGATECH CORPORATION
                                (Registrant)


August 11, 2004           /s/ Vahan V. Basmajian
----------------------    -------------------------------------------------
Date                          Vahan V. Basmajian
                              President, Treasurer